Form 10-K
period 1996-01-31
HARRYS FARMERS MARKET INC
filed 1996-05-14
CIK 899755

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   FORM 10-K
                       ----------------------------------


                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended January 31, 1996
                       ----------------------------------

                          Commission File No. 0-21486

                          HARRY'S FARMERS MARKET, INC.

                             A Georgia Corporation
                  (IRS Employer Identification No. 58-2037452)
                            1180 Upper Hembree Road
                            Roswell, Georgia  30076
                                 (404) 664-6300

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                      None
                       ----------------------------------

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                    Class A Common Stock, without par value
                       ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]        No [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant on May 8, 1996 was $12,236,730. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Class A Common Stock, without par value, as of May 6, 1996: 4,171,160 shares. The number of shares outstanding of the registrant's Class B Common Stock, without par value, as of May 6, 1996: 2,071,301 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1996 are incorporated by reference in answer to
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                                     PART I



Item 1.  Business.
- ------   --------

  Harry's Farmers Market, Inc. ("Harry's" or the "Company") owns and operates concept megastores and convenience stores specializing in perishable food products -- fresh fruits and vegetables; fresh meats, poultry and seafood; fresh bakery goods; freshly made ready-to-eat, ready-to-heat and ready-to-cook prepared foods; and deli, cheese and dairy products. Harry's stores also feature lines of specialty, hard-to-find and gourmet nonperishable food products that are complementary to the fresh food offerings. In addition, the Company's stores carry kitchen-oriented housewares, floral items, grocery items, natural health and beauty aids, and a full line of wines and imported and domestic beers. The Company's bakery and prepared foods departments are fully-integrated food manufacturing operations. The Company presently owns and operates three megastores and two Harry's In A Hurry convenience stores, all in the Atlanta, Georgia, metropolitan area. In addition, the Company operates a distribution/bakery facility that services its stores.

Harry's Megastores

  Harry's megastores are presently located in Alpharetta, Georgia; Gwinnett County, Georgia and Cobb County, Georgia. Each megastore is within 30 miles of downtown Atlanta. The Alpharetta store is housed in a 132,500 square foot facility with approximately 95,000 square feet devoted to retailing and retailing support. The Alpharetta facility also houses the Company's meat, deli, dairy, produce and seafood receiving and inspection operations, prepared foods manufacturing plant and corporate offices. The Gwinnett County store, which was expanded in 1994, is a 95,000 square foot facility devoted entirely to retailing and retailing support. During the later part of fiscal 1996, the Company has utilized the expanded square footage to stock a full line of perishable and nonperishable ethnic foods. The Cobb County store, which opened in October 1993, is a 100,000 square foot facility, also entirely devoted to retailing and retailing support.

  Harry's stores utilize an open warehouse format with high ceilings and fully stocked bins, cases and shelves. The store layout directs customers through each department, maximizing buyer exposure to the full range of Harry's offerings. Shopping aisles are two to three times wider than those of the typical grocery store to accommodate a higher traffic volume. Fresh food work spaces (produce preparation and meat and seafood cutting areas) are incorporated onto the selling floor to enhance the open market atmosphere and animation, although such areas are restricted from customer traffic flow. Each store has approximately 30 check-out stations.

Harry's In A Hurry Stores

  To increase the retail outlets for Harry's manufactured products (bakery and prepared food items), the Company operates two strategically located specialty stores under the name "Harry's In A Hurry." A 3,700 square foot Harry's In A Hurry opened in the Buckhead area of Atlanta in June 1993. A second 7,200 square foot Harry's In A Hurry opened in March 1994 approximately four miles from the first Harry's In A Hurry. These stores carry a full range of Harry's bakery goods and prepared food items, a limited line of fresh food products and selected complementary foods. The Harry's In A Hurry stores are located in more densely populated areas nearer to the city center to provide more convenient, quick stop shopping for those customers less inclined to visit the suburban megastores.

Harry's Products and Departments

  Harry's megastores are operationally divided into category-managed departments, each of which is supervised by an experienced manager. Each department operates independently and has its own procedures and methods for purchasing, receiving, storage and handling and merchandising. The bakery and prepared foods departments are fully integrated food manufacturing operations. Substantial processing and food preparation are likewise involved in the delicatessen, seafood, and meat and poultry departments. Fresh produce is the largest department of Harry's megastores, generating between 25 to 35 percent of the total revenue. Meat, seafood, bakery and staples are the next largest departments. No other department makes up more than eight percent of any megastore's sales. The following is an overview of major departments.

  Perishable Products

  Fresh Fruits and Vegetables.   Harry's offers approximately 1,000 varieties of
fresh produce items during the year. In addition to the traditional selection of domestically grown fruits and vegetables, Harry's offers exotic products from around the world, a full line of organically grown produce, and produce particular to ethnic cuisines.

  Most fresh produce offered at Harry's is purchased directly from growers through a network of field buyers, some of whom are full-time employees of the Company and the remainder are independent buying brokers. Most of Harry's produce is domestically grown, primarily in California, Arizona, Florida, Washington, Texas and the East Coast, with the bulk of the remainder being purchased from South American growers during off-growing season in the northern hemisphere. Small amounts of products are also purchased from European and Middle Eastern countries. Some produce is also grown under contract for Harry's.

  More than 75 percent of the produce offered at Harry's is transported from the grower to the Company's receiving facility located at the Alpharetta megastore under special arrangements with a single contract carrier, for whom Harry's represented a majority of revenues for such carrier's most recent fiscal year. Produce is picked up at the point of origin in, where appropriate, refrigerated and temperature-monitored trucks. Transportation requirements usually are communicated to the carrier within hours of the purchase commitment.

  Incoming shipments are immediately off-loaded and directed to inspection stations where trained produce inspectors sample and test incoming pallets for quality and freshness. Shipments or lots which do not meet Harry's rigorous quality standards are immediately rejected. In addition, incoming produce is regularly sampled and tested by Nutriclean, an independent food testing laboratory, for compliance with federal standards regarding toxic contamination and pesticide and herbicide residues.

  After inspection, the fresh produce is moved to storage in one of six separate temperature-controlled environments appropriate for maintaining freshness of the various products. The produce is also separated where there is a risk of cross-contamination by taste or smell. Produce is transported to the stores as needed in temperature-controlled trucks.

  Fresh produce is displayed on the sales floor on movable bins/racks, with temperature-sensitive items kept on beds of crushed ice. Floor display quantities are intentionally limited and controlled so that temperature-sensitive items turn three to four times per day. The produce displays are continuously replenished from the temperature-controlled storage coolers and hand-culled to remove bruised or damaged items. At the end of each selling day, the movable produce racks are returned to the appropriate temperature-controlled storage environment. To further ensure freshness, the entire selling floor is maintained at temperatures substantially below normal room temperature.

  Fresh Meats and Poultry.   Harry's meat department carries a full range of
beef, pork, veal, lamb, chicken, turkey and other poultry items. Harry's stores feature Coleman(R) Natural Beef (Colorado grain-fed beef which utilizes no antibiotics, growth stimulants or other additives) and Perdue(R) grain-fed chicken. Harry's also regularly offers exotic meats and poultry such as beefalo, venison, duck, goose, quail, free range chicken and capon, as well as a variety of fresh processed meats such as sausage and ground beef. All meat and poultry is purchased and sold fresh, except immediately before major holidays, when demand upon the production facilities of Harry's suppliers requires fresh-frozen shipments. Harry's maintains a strict maximum 48-hour "sell by" date on all cut meat and poultry, and ground meat must be sold the day it is ground.

  Meat is purchased by an experienced in-house buyer; delivered in refrigerated trucks by Harry's independent contract carrier; and received, inspected and stored at the Company's Alpharetta megastore which is presently being used as the central Distribution Center. Beef, pork and veal are purchased in vacuum-packed primal cuts; lamb is purchased in whole carcasses; and chicken and other poultry products are purchased both as whole birds and in prepackaged, precut pieces. Both full-service and self-service (precut and packaged) meat cases are available in each megastore. Each megastore has its own meat-cutting room, and all machinery is cleaned and sanitized twice each day. Meat cases are cleared and cleaned nightly. Separate processing areas are maintained for beef, pork and chicken to avoid cross-contamination, and meat and poultry cases are checked hourly for proper temperature.

  Fresh Fish and Seafood.   Harry's carries one of the most extensive selections
of fresh fish and seafood in the country. Each megastore typically carries between 250 and 300 seafood items, including whole and filleted fish (over 100 species); crustacea such as shrimp, lobster, crab and crayfish; and mollusks such as oysters, clams, scallops, mussels, squid and octopus. Lobster, blue crab, shellfish and crayfish are often offered live.

  Seafood is purchased by the Company's in-house buyer from a variety of sources including fishing boats, packers, processors and distributors. The Company regularly purchases seafood from over 40 suppliers. Fish is purchased whole and processed where appropriate (head-off, scaled, filleted, de-boned) in the store. Harry's seafood department also makes daily fresh sushi, seafood dim sum and a variety of marinated seafood items.

  Generally, seafood requires the greatest degree of care to maintain freshness and quality, and temperature control and handling are the most important aspects of preserving quality. Seafood is centrally received at the Company's Alpharetta store, where it is extensively inspected by an experienced staff of seafood inspectors who examine it for conformity to species specification, the presence of any foreign materials and apparent freshness (eyes clear, no odor, no gill discoloration or trauma). Shipments are then sampled and tested by lot for bacteriological and chemical contamination.

  Harry's Seafood Department is certified by the United States Department of Commerce to inspect and grade its own seafood. The Company currently has 21 HACCP (Hazard Accessment Critical Control Point) certified personnel who are responsible for the grading and inspection.

  Bakery.    Harry's bakery department offers approximately 200 items which are fresh baked daily at the Company's bakery facility. The baking facility is fully equipped with state-of-the-art industrial baking equipment. Bakery products currently include approximately 60 different breads, 15 different types of hand-rolled bagels, more than a dozen varieties of cookies, 10 kinds of muffins, and 35 different cakes, pies and desserts. Bakery items include traditional recipes from around the world, as well as recipes developed exclusively by Harry's.

  More than 90 percent of the Company's manufactured bakery products are produced fresh daily and removed from the shelves if not sold on the day made. All bakery dough is made from scratch-blended ingredients (not from mixes) and hand or machine shaped before being baked in commercial ovens.

  Prepared Foods.   Harry's manufactures and sells a broad range of ready-to-
eat, ready-to-heat and ready-to-cook fresh prepared foods. This line of approximately 300 products includes fresh pasta, ready-to-heat pizzas, pasta sauces, fresh casseroles, lasagna, filled pastas, quiches and a line of refrigerated (not frozen) microwaveable meals marketed under the name "Harry's Hungry In A Hurry Meals."

  Prepared foods facilities which serve more than two retail outlets with meat or poultry products are subject to approval and inspection by the United States Department of Agriculture ("USDA") as a food manufacturing facility. On June 27, 1993, the Company obtained approval and opened its USDA food manufacturing facility located within the same building as the Alpharetta megastore. During fiscal 1996, the Company had a USDA compliance inspection record better than 99.5%.

  All of Harry's prepared foods are made fresh in the Company's 28,000 square foot USDA-approved food manufacturing facility. Harry's kitchens make approximately 30 varieties of prepared salad items (such as potato and pasta salads). Recipes are developed in-house by Harry's product development staff. They are then extensively documented for commercial production (including step-by-step production instructions and quality control procedures) and tested for customer acceptance.

  Deli, Cheese and Dairy.   Harry's carries more than 85 varieties of
delicatessen meats, and features the quality Boar's Head(R) brand. The deli also prepares fresh rotisserie chicken, barbecue, roast beef, knishes and baked hams. In addition, Harry's offers more than 300 varieties of cheeses from around the world which are purchased in bulk from distributors and importers and directly from cheese processors. The Company believes that its stores offer one of the largest selections of cheeses in the southeastern United States. Harry's also offers a broad range of dairy items such as milk, yogurt, cottage cheese, ice cream and butter.

Nonperishable Products

  Staples, Housewares, and Health and Beauty Aids.   Harry's offers a selection
of nonperishable food products generally consisting of hard-to-find and gourmet items, natural products and foods useful in the preparation of ethnic cuisines that are complementary to its fresh food offerings. Harry's also carries a full line of gourmet coffees.

  A limited line of quality kitchen-oriented housewares is also offered at Harry's, including food processing equipment, gourmet utensils and gadgets. Harry's stores also feature more than 500 health and beauty aid items, primarily natural products and products marketed to the environmentally sensitive consumer. Additionally, Harry's stores feature a broad selection of blooming, in-pot and fresh cut flowers and decorative plants which are purchased directly from growers both domestically and abroad.

  Wine and Beer.   Harry's megastores offer a selection of more than 1,000
different foreign and domestic wines (including vintages) and more than 150 brands of domestic and imported beers, with Harry's in a Hurry stores offering a somewhat smaller selection.

  The following table indicates sales and percentage of total revenues contributed by perishable and nonperishable products for each of the last three fiscal years:

Major Product Category           Fiscal 1996 Sales      %    Fiscal 1995 Sales     %    Fiscal 1994 Sales    %

Perishables(1)                        $117,530,491     81         $116,521,000    81          $95,677,000   82
Staples and Nonperishables(2)           28,407,728     19           27,293,000    19           21,040,000   18

__________________

(1) Includes fresh fruits, vegetables, meats and poultry, fish and seafood, bakery and fresh prepared food items, cheeses, deli items, dairy products, flowers and coffee.
(2) Includes nonperishable food items, wine and beer, housewares, health and beauty aids and other complementary nonperishables.


Marketing and Advertising

  The Company spends less on advertising than traditional supermarkets and relies primarily on word-of-mouth recommendations from its customer base. Advertising is undertaken primarily in the print media, on billboards and occasionally by broadcast and is directed toward promoting the quality, selection and value offered in its products. Harry's promotes its products in-store by regular product sampling displays and through informational handouts. During fiscal 1997, the Company plans to expand its marketing initiatives.

Employees and Employee Training

  The Company currently employs 1,320 people, of whom 87 percent are full-time employees. Approximately 216 employees are salaried, with the remainder being paid on an hourly basis. The Company believes that it devotes more time and expense to the training and education of its employees, both in the operations process and in product information, than does the typical food retailer. Accordingly, the Company stresses the importance of maintaining and retaining a greater portion of its workforce as full-time employees. The Company has devised, documented and implemented formal training procedures in areas such as equipment operation, product handling and sanitation and product information. None of the Company's employees are represented by a union, and the Company believes its employee relations are satisfactory.

Competition

  The Company competes in the Atlanta market area with traditional grocery stores and supermarkets, other farmers market format retailers, specialty food shops such as butchers, bakeries, produce stands and seafood shops, and club stores. Competition for the consumer's food dollar is generally intense and has increased in recent years with the entrance of two new regional chains in the Company's market area. General food retailers such as grocers and supermarkets compete primarily on the basis of promotional pricing, convenience to the customer of location and one-stop shopping, and, to a lesser extent, product selection and quality. Farmers markets and specialty food shops compete primarily on the basis of quality and selection of products and, to a lesser extent, price. Club stores compete primarily on the basis of price. Harry's competitive strategy is to be unmatched in the freshness and quality of its products and unequaled in the selection and overall pricing/value of its products.

Government Regulation

  The distribution and sale of meat, poultry and dairy products and fresh produce are regulated and subject to inspection by the USDA under, among others, the Federal Meat Inspection Act and the Federal Poultry Products Inspection Act and by various state agencies under applicable state legislation. The USDA has delegated its inspection responsibility to the states for fresh produce and dairy products and for meat and poultry processing and handling facilities which do not serve more than two retail outlets. Meat or poultry processing facilities which serve more than two retail outlets are subject to direct inspection and approval by the USDA.

  The Company's seafood operations participate voluntarily in the United States Department of Commerce self-inspection and rating program (HACCP), which subjects it to standard specification and inspection by that agency. Participation in the voluntary program permits the Company to label its fresh seafood with the governmentally approved "Grade A" stamp. The Company currently has approximately 21 HACCP (Hazard Accessment Critical Control Point) certified personnel who are responsible for grading and inspection.

  In May 1994, all preparers of packaged foods were required to comply with the federal Nutrition Labeling and Education Act, which requires that the labeling of all manufactured food items must display specific nutritional content information. Compliance with that act requires the Company to conduct extensive testing of its prepared food items to determine the nutritional content and requires exact portion control of prepared food items. The Company complies with all regulations under this act. Additionally, the Company voluntarily complies with nonmandatory consumer information regulations under this act, which provide for in-store posting of generic information on the nutritional content of selected fruits and vegetables, meat, poultry and seafood.

  The Company's relationship with its fresh food suppliers with respect to the grading and commercial acceptance of product shipments is governed by the federal Produce and Agricultural Commodities Act (P.A.C.A.), which specifies standards for sale, shipment, inspection and rejection of agricultural products. The Company is also subject to regulation by state authorities for accuracy of its weighing and measuring devices.

  Management believes that the Company is currently in substantial compliance with all applicable government regulations.

Executive Officers

  The executive officers of the Company are as follows:

       Name                   Position with Company
       ----                   ---------------------
       Harry A. Blazer        Chairman, President and Chief Executive Officer

       Terry L. Ransom        Executive Vice President and Chief Administrative Officer

       Harold C. Weissman     Treasurer

       John L. Latham         Corporate Secretary and General Counsel

_______________


  Harry A. Blazer, age 45, was the founder of the Company and served as the sole General Partner of the predecessor to the Company and as Chief Executive Officer from its inception in 1987. Upon the Company's incorporation in 1993, Mr. Blazer was named a director and President and Chief Executive Officer. In June 1994, Mr. Blazer was elected to the additional office of Chairman. From 1979 to 1987, Mr. Blazer was employed at DeKalb Farmer's Market in Atlanta and served as its General Manager from 1983 until he left to form the Company.

  Terry L. Ransom, age 49, has extensive knowledge of information systems integration and management. Prior to working for the Company, from October 1987 to June 1995 Mr. Ransom was employed as Director of Hospital Information Services for the Scottish Rite Children's Medical Center in Atlanta, Georgia.
In addition to extensive information systems and management consulting experience, Mr. Ransom has had more than ten years experience in various positions with AT&T including nearly three years experience as national manager for implementing and supporting information systems projects for AT&T's Overseas Accounting Department. He also has experience launching new business ventures in a variety of industries.


  Harold C. Weissman, age 42, is a native of Atlanta, Georgia. Mr. Weissman graduated in 1976 from the University of Georgia with a B.B.A. in Accounting. Mr. Weissman acquired an extensive background in bank auditing while employed with Grant Thornton, L.L.P. and ten years of experience as controller for various manufacturing firms. Mr. Weissman joined the Company in 1990 spending nearly one year in operations before becoming Director of Accounting in 1991. Mr. Weissman was appointed Treasurer in 1995.


  John L. Latham, age 41, was appointed Secretary and General Counsel for the Company in September 1995. Since 1992, Mr. Latham has been a partner in the firm of Nelson Mullins Riley & Scarbarough, L.L.P., which is the firm that serves as general counsel for the Company.


Item 2.  Properties.
- ------   -----------

  Each of the Company's three present megastore sites is owned by the Company. The 132,500 square foot Alpharetta site houses the Alpharetta megastore, which has 95,000 square feet devoted to retailing and retailing support, the Company's corporate offices, meat, deli, dairy, produce and seafood receiving and inspection operations and the prepared foods manufacturing plant. The Gwinnett County site and the Cobb County site each house megastores, one of 95,000 square feet (Gwinnett) and one of 100,000 square feet (Cobb). The Gwinnett megastore was expanded in 1994 to its current size. Both the Gwinnett and Cobb megastores are devoted entirely to retailing and retailing support.

  The Company's baking operations, as well as nonperishables and cheese receiving and distribution operations are housed in a 151,000 square foot Company-owned facility located approximately two miles from the Alpharetta store. The baking facility is equipped with state-of-the-art industrial baking equipment.

  The Company leases each of the two Harry's In A Hurry locations in Atlanta. The first Harry's In A Hurry contains 3,700 square feet, is located on Peachtree Road in the Buckhead area of Atlanta and is leased through 2002. The second Harry's In A Hurry location, which is leased with options through 2019, contains 7,200 square feet and also is located in the Buckhead area of Atlanta, approximately four miles north of the first location.


Item 3.  Legal Proceedings.
- ------   -----------------

  There are no (i) material legal proceedings to which the Company is a party or to which its properties are subject; (ii) material proceedings known to the Company to be contemplated by any governmental authority; (iii) material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------

  No matters were submitted to a vote of security holders of the Company during the fourth quarter ended January 31, 1996.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
- ------   ---------------------------------------------------------------------

  The Company's Class A Common Stock is traded on the NASDAQ Stock Market under the symbol HARY. There is no established public trading market for the Company's Class B common Stock. The following tables set forth, by fiscal quarter, the high and low sales prices of the Class A Common Stock reported by the NASDAQ Stock Market for the two most recent fiscal years.


Fiscal Year Ended January 31, 1996       High Sale     Low Sale
First Quarter ended May 3, 1995             $10.00     $ 8.00

Second Quarter ended August 2, 1995           8.00       7.00

Third Quarter ended November 1, 1995          4.75       2.875

Fourth Quarter ended January 31, 1996         3.25       2.625



  Fiscal Year Ended February 1, 1995     High Sale      Low Sale
First Quarter ended May 4, 1994             $17.25      $ 9.00

Second Quarter ended August 3, 1994          13.75       13.75

Third Quarter ended November 2, 1994         13.50        8.50

Fourth Quarter ended February 1, 1995        15.25        6.50

  On May 8, 1996, the closing sales price for the Class A Common Stock as reported by NASDAQ was $3.00 per share. The Company had 925 record holders and approximately 7,000 beneficial holders of its Class A Common Stock as of May 6, 1996, and two record and beneficial holders of its Class B Common Stock. The Company has not declared or paid any cash dividend on either class of its Common Stock. The policy of the Board of Directors of the Company is to retain future earnings for use in operations and if available for the expansion and development of the Company's business. The Company's primary credit facility prohibits the payment of dividends without the consent of the lenders. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, contractual restrictions and other factors deemed relevant by the Board.

Item 6.     Selected Financial Data.
- ------      -----------------------

  The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.


                                                                     Fiscal Year Ended
                                           --------------------------------------------------------------------
                                            January 31,   February 1,   February 2,   January 31,   February 2,
                                                1996        1995          1994            1993          1992
                                           --------------------------------------------------------------------
                                                           (in thousands, except per share data)
Statement of Operations Information:
- ------------------------------------
Net sales................................      $145,938      $143,814      $116,717       $98,870       $64,415
Cost of goods sold.......................       109,845       109,364        88,796        72,586        47,271
                                               --------      --------      --------       -------       -------
Gross profits............................        36,093        34,450        27,921        26,284        17,144
Operating expenses.......................        43,677        38,301        32,570        24,379        16,857
                                               --------      --------      --------       -------       -------
Operating profit (loss)..................        (7,584)       (3,851)       (4,649)        1,905           287
Interest expense.........................        (3,198)       (3,032)         (840)       (1,072)         (921)
Other income.............................           906           159           656           877         2,464
                                               --------      --------      --------       -------       -------
Earnings (loss) before income taxes......        (9,876)       (6,724)       (4,833)        1,710         1,830
Income taxes/1/..........................         -  0-         -  0-         -  0-           660           706
                                               --------      --------      --------       -------       -------
Net earnings (loss)......................        (9,876)       (6,724)       (4,833)        1,050         1,124
Provision for Accretion of Warrants......          (229)          (19)        -  0-         -  0-         -  0-
                                               --------      --------      --------       -------       -------

Net earnings (loss) applicable to common       ========      ========      ========       =======       =======
 shareholders............................      $(10,105)     $ (6,743)     $ (4,833)      $ 1,050       $ 1,124
                                               ========      ========      ========       =======       =======
Net earnings (loss) per share/2/.........        $(1.64)       $(1.09)       $(0.86)         $.25          $.28
                                               ========      ========      ========       =======       =======
Weighted average shares outstanding/2/...         6,167         6,164         5,595         4,200         3,989


                                                                           As of
                                           January 31,    February 1,    February 2,    January 31,    February 2,
                                           -----------    -----------    -----------    -----------    -----------
                                               1996           1995           1994           1993          1992
                                            ----------------------------------------------------------------------
Balance Sheet Information:
- --------------------------
Working capital (deficit)................      $   (110)     $  3,456      $ (4,312)      $   214       $(1,084)
Property and equipment, net..............        49,380        59,145        65,157        23,246        21,517
Total assets.............................        66,760        76,102        78,870        30,553        28,590
Long-Term obligations, net of current
 maturities..............................        28,789        30,502        29,073        11,173         9,970

Notes payable to partners net of current
 maturities..............................            --            --            --         1,500            --

Limited partner capital contribution.....            --            --            --         2,500         2,500
Partnership equity.......................            --            --            --         8,400         7,096
Redeemable convertible preferred stock...        10,124         9,895            --            --            --
Stockholders' equity.....................        17,666        27,756        33,880            --            --

- -----------------------
      /1/ Income taxes and net earnings for 1992-1993 pro forma assuming the Company's predecessor partnership had been a corporation

      /2/ Earnings per share and weighted average shares for 1992-1993 are pro forma based on the weighted average number of shares that would have been outstanding had the partners been shareholders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
- ------   -----------------------------------------------------------------------
of Operations.
- -------------

General

  The Company opened its first megastore, with an initial size of 63,000 square feet, in July 1988 in Alpharetta, Georgia. In May 1991, the Company expanded this facility to 132,500 square feet (approximately 95,000 square feet of retailing space). In October 1991, the Company opened a 60,000 square foot megastore in Gwinnett County, Georgia. In 1994, the Company expanded this facility to 95,000 square feet. In October 1993, the Company opened its third megastore, a 100,000 square foot facility located in Cobb County, Georgia. In June 1993, the Company opened its first Harry's In A Hurry store, a 3,700 square foot convenience store, and in March 1994, the Company opened its second Harry's In A Hurry store, a 7,200 square foot convenience store. A fourth megastore ("the Clayton County megastore") was opened in May 1995 in Clayton County, Georgia but was subsequently closed in November 1995 due to insufficient sales volume to cover operating expenses of the store. Currently, the Company has three megastores and two convenience stores in metropolitan Atlanta. Net sales have increased from $64.4 million in fiscal 1992 to $146.0 million in fiscal 1996.

  In fiscal 1994, the Company invested approximately $17.6 million in fixed assets associated with manufacturing, distribution and corporate infrastructure in anticipation of retail and manufacturing growth. The Company invested approximately $10.8 million of such amount for the purchase and equipping of a 151,000 square foot production/warehouse facility of which approximately 55,000 square feet is utilized for bakery production, and approximately 40,000 square feet is used for non-perishables distribution, and approximately 56,000 square feet which was utilized until fiscal 1996 for produce inspection and
distribution, as well as meat, cheese, deli, and dairy distribution.   The
Company invested approximately $3.0 million for building and equipping a 28,000 square foot USDA-approved prepared foods facility. These support facilities are currently operating at an estimated 35% to 40% of capacity. In addition, the Company also invested approximately $3.5 million in corporate infrastructure which included corporate offices at the Alpharetta megastore and upgrades to the Company's computer systems.

  The increased costs associated with the start-up of these support facilities and the inability of the Company to operate the manufacturing and distribution facility at their optimum capacity resulted in the Company incurring losses in fiscal 1994 and 1995. The loss in 1994 was primarily attributable to a 8.1% increase in the fourth quarter cost of goods sold compared to the previous nine months. The increase in cost of goods sold was largely due to increased manufacturing cost (specifically payroll, depreciation and other fixed manufacturing costs) associated with start-up of the manufacturing facility. Due to insufficient funds to open new stores, the Company was unable to operate the facilities at their optimum capacity. The operation of these facilities at below their optimum capacity increased costs as a percentage of sales in 1995 and resulted in a loss for fiscal 1995. It was during fiscal 1995 that management also decided not to open a store in Nashville, Tennessee. The Company decided to sell the 17 acres in order to raise additional cash and concentrate on the existing stores in the Atlanta market.

  In the fourth quarter of fiscal 1995, the Company received $10.3 million, net of expenses, from a private placement of redeemable convertible preferred stock. Concurrent with the closing of the preferred stock transaction, the Company also restructured its bank credit facilities. The restructured credit facilities consisted of a $26.7 million term loan facility and a working capital line of credit (the restructured line of credit was originally $9.0 million but to decrease expenses was voluntarily reduced in September 1995 to $5.0 million) both of which have a maturity date of October 1, 1998.

  The proceeds from the financing and the additional credit available under the bank credit facility were used to construct the Clayton County megastore. The Clayton County megastore was opened to improve the utilization of the Company's manufacturing and distribution facilities while keeping the cannibalization of the Company's other stores to a minimum. After six months of operations and despite good execution by the store's management and a high level of advertising and other types of sale promotions, the Clayton County megastore was unable to generate an adequate sales volume to cover its operating expenses which resulted in the store operating at a significant loss. The Company concluded that the Clayton County megastore's performance would not improve in the foreseeable future and that the losses would continue. To reduce the burden on the Company's financial resources and to redirect management's attention to more profitable parts of the Company's business, the Clayton County megastore was closed in November 1995.

  The closing of the Clayton County megastore combined with other factors resulted in the Company having a loss for fiscal 1996. In order to reverse this trend of losses as well as a decline in same store sales, the Company has taken several actions. These actions include a reduction in the number of people employed in the Company's general and administrative areas, consolidating the produce inspection and distribution as well as meat, deli and dairy distribution to the Alpharetta store, introduction of new prepared food items, an expanded home replacement meal program, a hot bread program, new merchandising initiatives, better operational performance at store level due to higher employee morale, a more cohesive management team, and a focused effort to reduce waste at the Company's manufacturing facilities and in its stores. Since September 1995, the Company has introduced nearly 50 new prepared food products which is more new products than in all of the last two years while at the same time continuing to improve quality. Thirty to forty additional new prepared food products are expected over the next year. The Company also has a newly designed label to be used for bakery and prepared food items, new product signage, and a totally new packaging system to ensure an even fresher, more tamper resistant, and more cost efficient product. The Company is also actively pursuing several significant outside contracts for the bakery and prepared foods manufacturing facilities. Despite these efforts, a number of external factors exist which are outside of management's control and could negatively impact the Company's operations. These factors include, but are not limited to, competition, availability of merchandise, weather and the metropolitan Atlanta economy.

  The statements which are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing capacity and supply constraints or difficulties, the impact of advertising and promotional activities and the effect of the Company's accounting policies.

  The Company's fiscal year ends on the Wednesday nearest January 31. Fiscal 1996 ended on January 31, 1996, fiscal 1995 ended on February 1, 1995, and fiscal 1994 ended on February 2, 1994.

Results of Operations

  The following table sets forth the percentage relationship to net sales of the listed items included in the Company's consolidated statements of operation:

                                                                               ------------------------------------------
                                                                                  January 31,   February 2,   February 2,
                                                                                     1996           1995         1994
                                                                               ------------------------------------------
Net sales.....................................................................      100.0%        100.0%        100.0%
Cost of goods sold............................................................       75.3          76.0          76.1
                                                                                    -----         -----         -----
      Gross profit............................................................       24.7          24.0          23.9
Operating expenses
     Direct store expenses....................................................       15.8          15.4          16.5
     Selling, general and administrative expenses.............................        8.1           7.9           8.3
     Depreciation and other amortization......................................        2.6           2.8           2.2
     Amortization of pre-opening expenses.....................................        0.3           0.6           0.9
     Provision for Store Closing..............................................        3.1           0.0           0.0
                                                                                    -----         -----         -----
     Operating Expenses.......................................................       (5.2)         (2.7)         (4.0)
Other income (expense)
     Interest expense.........................................................       (2.2)         (2.1)         (0.7)
     Other income.............................................................        0.6           0.1           0.6
Income taxes..................................................................        0.0           0.0           0.0
                                                                                    -----         -----         -----
Net (loss)....................................................................       (6.8)%        (4.7)%        (4.1)%
                                                                                     =====         =====         =====


Comparison of Fiscal 1996 to Fiscal 1995
- ----------------------------------------


   Net sales in fiscal 1996 increased 1.5% to $146.0 million from $143.8 million in fiscal 1995. This is primarily attributable to the revenue generated by the Clayton County megastore from the time it opened on May 17, 1995 until its closing on November 5, 1995. Comparable store sales declined 4.5% for the year. This decline can be attributed to several factors: poorly executed ordering to minimize out-of-stocks in the early part of the fiscal year, growing competition in the Atlanta area, extreme weather conditions towards the end of the year and the discontinuance of instore promotions and demonstrations.

   Gross profit as a percentage of sales in fiscal 1996 increased to 24.7% of sales in fiscal 1996 from 24.0% in fiscal 1995. The improvement was attributable primarily to operational efficiencies, in particular, manufacturing, distribution, and procurement. Despite the continued underutilization of manufacturing and distribution facilities, continued improvement has occurred.

   Direct store expenses increased as a percentage of net sales to 15.8% in fiscal 1996 from 15.4% in fiscal 1995. The increase was primarily attributable to higher labor costs resulting from the start up of the Clayton County megastore.

   Selling, general and administrative expenses in fiscal 1996 increased as a percentage of sales to 8.1% from 7.9% in fiscal 1995. The increase is primarily attributable to severance expenses and legal fees associated with Company's restructuring of management. This restructuring was undertaken after Harry A. Blazer, the chairman, founder and majority voting shareholder of the Company, took action by consent in accordance with applicable Georgia law in September 1995, to remove four (4) previous directors and elect three (3) new directors. Mr. Blazer took this action as a result of differences of opinion with the removed directors in the management philosophies regarding the Company's operations. The increase in selling, general and administrative expenses also reflects intensified sales promotion and marketing efforts designed to generate additional sales volume in the Clayton County megastore during its time open between May 1995 and November 1995 as well as additional advertising after the close of the Clayton County megastore to offset the impact of negative publicity on the remaining megastores and Harry's In A Hurry stores.

   Depreciation and other amortization, which includes depreciation and amortization for the stores and the corporate facilities but not manufacturing facilities (which are included in cost of goods sold) declined as a percentage of sales to 2.6% in fiscal 1996 from 2.8% in fiscal 1995. This decline resulted from certain assets becoming fully depreciated prior to or during fiscal 1996.

   Amortization of pre-opening expenses during fiscal 1996 decreased to 0.3% of sales from 0.6% of sales in fiscal 1995. The decrease in preopening expenses is largely due to the opening of only one megastore in fiscal 1996 compared to the opening of a megastore and a Harry's In A Hurry in fiscal 1995.

   During the fiscal year 1996, the Company incurred a non-cash loss of $4.6 million or 3.1% of sales due to the closing of the Clayton County megastore. The loss consisted of $4.2 million to write down property and equipment to its net realizable value and $0.4 million for labor and other costs associated with the closing of the store and transferring equipment to other facilities. In January 1996, the Company sold the Clayton County property for $4.4 million and used the net proceeds to decrease long term debt.

   Interest expense increased in fiscal 1996 to 2.2% of sales from 2.1% of sales in fiscal 1995 as a result of the Company having greater borrowings outstanding in support of operations and from the funds used for capital expansion to open the Clayton County megastore.

   Other income increased in fiscal 1996 to $906,000 or 0.6% of sales from $159,000 or 0.1% of sales in fiscal 1995. Included in Other income is rental income received from the shopping center the Company owns. The Company's Cobb County megastore is a major component of the shopping center. Rent received during fiscal 1996 and 1995 exceeded $825,000 and $625,000, respectively. These amounts are net of the Cobb County megastore rent. The shopping center is approximately 97% occupied at this time. The increase in Other income is attributable primarily to increased rental income received during fiscal 1996. Other income in fiscal 1995 was offset by a $505,000 write down of the Company's Nashville property to reflect market value.

   Income taxes in fiscal 1996 were zero as the Company incurred a net loss.
The Company has net operating loss carry forwards of approximately $21.0 million which may be applied against future earnings.

   As a result of the above, the Company's operations generated a net loss for fiscal 1996 of $10.1 million, or ($1.64) per share, compared with a net loss of $6.7 million, or ($1.09) per share, for fiscal 1995.

Comparison of Fiscal 1995 to Fiscal 1994

   Net sales in fiscal 1995 increased 23.2% to $143.8 million from $116.7 million in fiscal 1994. This increase is primarily attributable to the opening of the Cobb County megastore on October 28, 1993, and the opening of the Company's second Harry's In A Hurry convenience store on March 1, 1994. Comparable store sales, consisting of the Alpharetta megastore and the Gwinnett megastore, declined 7.6% as both stores experienced cannibalization from the additional stores.

   Gross profit as a percentage of sales in fiscal 1995 of 24.0% remained virtually unchanged from 23.9% in fiscal 1994. Although the Company's efforts to reduce its cost of goods sold yielded certain positive results, these benefits were offset by the effects of the continued underutilization of its manufacturing and distribution facilities. The adverse impact from the underutilization of these facilities is expected to continue to depress gross profits until the Company is able to increase sales to a higher level than was achieved fiscal 1995.

   Direct store expenses declined as a percentage of net sales to 15.4% in fiscal 1995 from 16.5% in fiscal 1994. The decline was attributable to reduced labor, and to reductions in a variety of other expenses, partially offset by higher lease expense. The decline in labor resulted from a new labor scheduling system which provides for more effective labor utilization. The reduction in other expenses was the product of efforts aimed at overall cost control. Lease expenses increased by 0.2% of net sales as the Company added manufacturing and distribution capacity with operating leases.

   Selling, general and administrative expenses in fiscal 1995 improved as a percentage of sales to 7.9% from 8.3% in fiscal 1994. The improvement was attributable to declines in advertising and discretionary expenses. Partially offsetting this improvement were higher labor and consulting costs, mainly associated with human resource development.

   Depreciation and other amortization, which includes depreciation and amortization for the stores and the corporate facilities but not manufacturing facilities (which are included in cost of goods sold) increased as a percentage of sales to 2.8% in fiscal 1995 from 2.2% in fiscal 1994. This increase was primarily due to the purchase of additional equipment in all the stores and four quarters of depreciation for the Cobb County megastore. Fiscal 1994 only included one quarter of depreciation expense for the Cobb County megastore as it opened during the fourth quarter of fiscal 1994.

   Amortization of pre-opening expenses in fiscal 1995 was $816,000 compared with $1.0 million in fiscal 1994. The pre-opening expenses in fiscal 1995 were attributable to the opening of the Cobb County megastore and the second Harry's In A Hurry convenience store. The pre-opening expenses in fiscal 1994 were attributable to costs associated with opening the Cobb megastore and the first Harry's In A Hurry convenience store. Pre-opening costs are capitalized and amortized during the first six months of a store's operation.

   Interest expense increased in fiscal 1995 to $3.0 million from $840,000 in fiscal 1994 as a result of the Company having greater borrowings outstanding in support of operations, capital expansion and from an increase in effective interest rates to 8.1% in fiscal 1995 from 6.7% in fiscal 1994.

   Other income declined to $159,000 in fiscal 1995 from $656,000 in fiscal 1994. The decline principally resulted from a $505,000 write-down of the Company's Nashville property to reflect current market value.

   Income taxes in fiscal 1995 were zero as the Company incurred a net loss.
The Company has net operating loss carry forwards of approximately $12.0 million which may be applied against future earnings.

   As a result of the above, the Company's operations generated a net loss for fiscal 1995 of $6.7 million, or $(1.09) per share, compared with a net loss of $4.8 million, or $(0.86) per share, for fiscal 1994.

Liquidity and Capital Resources

   The Company's operating activities (used) or provided net cash of approximately ($1.2) million, $2.1 million and ($7.7) million in fiscal 1996, 1995, and 1994, respectively.

   Cash used in investing activities in fiscal 1996, 1995, and 1994 was approximately $1.3 million, $3.2 million and $45.2 million, respectively. Investing activities consisted mainly of capital expenditures for property and equipment relating to stores and distribution and manufacturing facilities. During fiscal 1996 and 1995, the Company constructed the Clayton County megastore which was subsequently closed and sold. Total capital expenditures net of proceeds from the sale of property and equipment in fiscal 1996 and 1995, were $1.3 million and $3.4 million, respectively.

   Cash provided by financing activities in fiscal 1996, 1995 and 1994 was approximately $1.3 million, $2.8 million and $51.9 million. In fiscal 1996, financing activities consisted mainly of borrowings under the Company's long-term debt and line of credit which was partially offset by repayments. At the end of fiscal 1996, the Company was fully drawn on these credit facilities and had no additional lines of credit.

   The Company's working capital position in 1996 and 1995 was ($0.1) million and $3.5 million respectively. The decrease in working capital in fiscal 1996 is due largely to a mortgage note ("the Mortgage Loan") on the Company's distribution center and baking facility maturing in June 1996. The note, at the end of fiscal 1996, had a balance of $3.2 million and is classified as a current liability in the Company's financial statements. During the third quarter of fiscal 1996, the Company was in violation of a covenant under the Mortgage Loan. This covenant was met for the fourth quarter. The lender has not granted a waiver for the covenant violation nor taken any action to demand payment. The Company continues to explore its alternatives with respect to refinancing/repayment of the Mortgage Loan.

   To increase liquidity and to concentrate on the existing stores in Atlanta, the Company decided in 1995 to sell a 17 acre tract of land in Nashville, Tennessee ("the Nashville Property"). The Nashville Property was originally purchased in October 1993 to construct a store. The Company has now entered into an agreement for the sale of the Nashville Property subject to various
zoning changes, which recently were approved.   Management believes that the
sale will close in the second quarter of fiscal 1997. The contract for the Nashville Property provides for net proceeds to the Company to be approximately equal to book value. In addition, several out-parcels at the Gwinnett megastore location are being negotiated. One is anticipated to close in the first quarter of fiscal 1997 and the second to close in the second quarter of fiscal 1997. Such sales are expected to impact profits positively by reducing the costs associated with the carrying of such assets and by using the proceeds from the sales to reduce the Company's indebtedness and, therefore, the related interest expenses.

   Subsequent to the end of the year the Company restructured its senior credit facility. The restructuring eliminated certain financial and other loan covenant violations of the senior credit facility. In addition, the restructuring extended until maturity, or extension thereof, the lenders agreement to forebear the declaration of a cross default as a result of the breach of the covenant under the Mortgage Loan. The restructuring of the senior credit facility will also, once the sale of the Nashville Property takes place, allow the Company to borrow an additional $1.0 million for general corporate purposes, including the repayment of indebtedness.

   The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities, as restructured, will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 1997. However, if there is a significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

Seasonality

   The Company's sales mix varies seasonally as the availability of fresh product dictates and the Company generally experiences substantially increased sales volume in the days immediately preceding major holidays. In addition, the Company realizes increased sales during its second quarter due to greater availability and demand for produce.



Effects of Inflation

   The Company generally has been able to pass on increased costs attributable to inflation through appropriate increases in selling prices of its products and, accordingly, has not experienced any material adverse effect from inflation.


Item 8.  Financial Statements and Supplementary Data.
- ------   -------------------------------------------

  The following financial statements are filed with this report:

       Report of Independent Certified Public Accountants

       Consolidated Balance Sheets -- Fiscal Years Ended, January 31, 1996 and
           February 1, 1995

       Consolidated Statements of Operations -- Fiscal Years Ended, January
           31, 1996, February 1, 1995, and February 2, 1994

       Consolidated Statements of Changes in Equity -- Fiscal Years Ended,
           January 31, 1996, February 1, 1995, and February 2, 1994

       Consolidated Statements of Cash Flows -- Fiscal Years Ended, January
           31, 1996, February 1, 1995, and February 2, 1994

       Notes to Consolidated Financial Statements



Item 9.  Changes in and Disagreements With Accountants on Accounting and
- ------   ---------------------------------------------------------------
Financial Disclosure.
- --------------------

  There has been no occurrence requiring a response to this item.


                                    PART III

  Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held on June 19, 1996 (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 10.    Directors and Executive Officers of the Registrant.
- -------     --------------------------------------------------

  The information responsive to this item is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement.

Item 11.    Executive Compensation.
- -------     ----------------------

  The information responsive to this item is incorporated by reference from the section entitled "Executive Compensation" contained in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
- -------     --------------------------------------------------------------

  The information responsive to this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.
- -------     ----------------------------------------------

  The information responsive to this item is incorporated by reference from the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- -------     ---------------------------------------------------------------

(a)    1.   Financial Statements and Auditors' Report.
            -----------------------------------------

  The following financial statements and auditors' report have been filed as
Item 8 in Part II of this report:

       Report of Independent Certified Public Accountants

       Consolidated Balance Sheets --Fiscal Years Ended, January 31, 1996 and February 1, 1995

       Consolidated Statements of Operations -- Fiscal Years Ended, January
                  31, 1996, February 1, 1995, and February 2, 1994,

       Consolidated Statements of Changes in Equity -- Fiscal Years Ended,
                  January 31, 1996, February 1, 1995, and February 2, 1994

       Consolidated Statements of Cash Flows -- Fiscal Years Ended,
                  January 31, 1996, February 1, 1995, and February 2, 1994

       Notes to Consolidated Financial Statements

  2.   Financial Statement Schedules.
       -----------------------------

  The following supporting financial statement schedule is filed with this report:

       Schedule II   -    Consolidated Schedule of Valuation and Qualifying
Accounts

  All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

  3.   Exhibits.
       --------

  The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as part of and are hereby incorporated by reference from either (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60452,("Form S-1"), (ii) the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1994 ("1993 Form 10-K"), (iii) the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1994 ("8/3/94 10-Q"), (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1994 ("11/2/94 10-Q"), (v) the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 1995 ("1/30/95 8-K"), (vi) the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1995 ("1995 Form 10-K"), (vii) the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1995 ("8/2/95 10-Q"), and (viii) the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1995 ("11/1/95 10-Q"). Unless otherwise indicated, exhibit numbers correspond to exhibit numbers in the referenced document.

Exhibit No.                Description of Exhibit
- -----------                ----------------------

  *2.1 Transfer, Assignment and Assumption Agreement, dated March 31, 1993, between Harry's Farmers Market, Ltd. (the "Partnership") and Harry's Farmers Market, Inc. (Form S-1, Exhibit 10.1)

  *3(i)      Articles of Incorporation of HFM, Inc. (Form S-1 Exhibit 3.1)

  *3(i).1 Articles of Amendment to Articles of Incorporation of the Company (Form S-1 Exhibit 3.2)

  *3(i).2 Articles of Amendment to Articles of Incorporation of the Registrant (1/30/95 8-K)


  *3(ii)     By-Laws of HFM, Inc. (Form S-1 Exhibit 3.3)


  *4         Specimen Certificate of Class A Common Stock (Form S-1)


  *4.2       Specimen Certificate of Series A Redeemable Preferred Stock
             (1/30/95 8-K)


  *4.3 Share and Warrant Purchase Agreement dated December 30, 1994, among the Registrant and Robert Fleming Nominees Ltd., AXA
             Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L. P. and Theodore H. Ashford
             (1/30/95 8-K)


  *4.4 Stockholders Agreement dated December 30, 1994, among the Registrant, Harry A. Blazer and Robert Fleming Nominees, Ltd. (1/30/95 8-K)



  *4.5 Investors' Agreement dated December 30, 1994, by and among the Registrant, AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (1/30/95 8-K)



  *4.6       Registration Rights Agreement dated December 30, 1994, between the

             Registrant and Robert Fleming Nominees Ltd. (1/30/95 8-K)


  *4.7 Registration Rights Agreement dated December 30, 1994, between the Registrant and AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore
             H. Ashford (1/30/95 8-K)

  *4.8 Form of Warrant Certificates issued to Robert Fleming Nominees Ltd. (300,000 shares), AXA Equity & Law Life Assurance Society (56,250 Shares), Orbis Pension Trustees Ltd. (37,500 shares), Ashford Capital Partners, L.P. (15,000 shares) and Theodore H. Ashford (3,750 shares) (1/30/95 8-K)

  *4.9 Form of Performance Warrant Certificates issued to Robert Fleming Nominees Ltd. (44,444 shares), AXA Equity & Law Life Assurance Society (8,333 shares), Orbis Pension Trustees Ltd. (5,556 shares), Ashford Capital Partners, L.P. (2,222 shares) and Theodore H.
             H. Ashford (556 shares) (1/30/95 8-K)

  *4.10      Bank Warrant Certificate issued to NationsBank (1/30/95 8-K)

  *4.11      Bank Warrant Certificate issued to Creditanstalt-Bankverein
             (1/30/95 8-K)

  *10.2      Harry's Farmers Market, Inc. 1993 Management Incentive Plan
             (Form S-1)

  *10.3 Harry's Farmers Market, Inc. 1993 Outside Directors' Incentive Plan (Form S-1)

  *10.4      Harry's Farmers Market, Inc. Employee Stock Purchase Plan
             (Form S-1)

  *10.6 Master Lease Agreement dated September 5, 1991, between the Partnership and SouthTrust Bank of Alabama, N.A., as amended April 1, 1993 (Form S-1)

  *10.6.2 Third Amendment to Master Lease Agreement dated as of June 8, 1994, among the Registrant, Harry A. Blazer and SouthTrust Bank of Alabama, N. A. (8/3/94 10-Q)

  *10.6.3 Waiver dated April 17, 1995, of certain conditions of default under Master Lease Agreement dated September 5, 1991 (as amended) (1995 Form 10-K).

  *10.9 Lease Agreement dated July 1, 1992, between the Partnership and James B. Cumming (Form S-1)

  *10.11 Master Equipment Lease Agreement dated June 30, 1991, between the Partnership and Sun Financial Group, Inc. (Form S-1)

  *10.13 Lease Agreement dated October 1, 1991, between Marthasville Trading Company, Inc. and Thomas Trucking Co., Inc. (Form S-1)

  *10.14 Agreement to Dissolve and Liquidate Harry's Farmers Market, Ltd. (L.P.), dated March 30, 1993 (Form S-1)

  *10.15 Real Estate Note in the amount of $3,325,000 payable by the Partnership to Citicorp Real Estate, Inc. (Form S-1)

  *10.15.1 Waiver dated December 12, 1994, of certain conditions of default under Real Estate Note dated March 18, 1993 (11/2/94 10-Q)


  *10.16 Amended and Restated Credit Agreement dated as of December 30, 1994, among the Registrant, Marthasville Trading Company, Karalea, Inc., NationsBank of Georgia, National Association ("NationsBank"), as Agent, NationsBank and Creditanstalt-Bankverein, as Lenders (1/30/95 8-K)

  *10.16 (a) Amendment Number One and Waiver Agreement dated April 27, 1995, relating to Amended and Restated Credit Agreement dated December 30, 1994, among the Registrant, Marthasville Trading Company, Karalea, Inc., NationsBank, Creditanstalt-Bankverein and NationsBank, as Agent (1995 Form 10-K)

  *10.16.1 Revolving Credit Note of the Registrant dated December 30, 1994, in the original principal amount of $3,600,000 payable to the order of Creditanstalt-Bankverein (1/30/95 8-K)

  *10.16.2 Revolving Credit Note of the Registrant dated December 30, 1994, in the original principal amount of $5,400,000 payable to the order of NationsBank (1/30/95 8-K)

  *10.16.4 Term Loan Note of the Registrant dated December 30, 1994, in the original principal amount of $16,017,000 payable to the order of NationsBank (1/30/95 8-K)

  *10.16.5 Warrant Agreement dated December 30, 1994, among the Registrant, NationsBank and Creditanstalt-Bankverein (1/30/95 8-K)

  *10.16.6 Marthasville Trading Company Amended and Restated Guaranty dated December 30, 1994 (1/30/95 8-K)

  *10.16.7 Karalea, Inc. Amended and Restated Guaranty dated December 30, 1994 (1/30/95 8-K)

  *10.16.8 Harry's Farmers Market, Inc. Amended and Restated Security Agreement dated December 30, 1994, in favor of NationsBank (1/30/95 8-K)

  *10.16.9 Marthasville Trading Company Amended and Restated Security Agreement dated December 30, 1994, in favor of NationsBank (1/30/95 8-K)

  *10.16.10  Karalea, Inc. Amended and Restated Security Agreement dated
             December 30, 1994, in favor of NationsBank (1/30/95 8-K)

  *10.16.11  Trademark Collateral Assignment and Security Agreement dated
             December 30, 1994, in favor of NationsBank (1/30/95 8-K)

  *10.16.12  Interpretation dated May 22, 1995 of the Amended and Restated
             Credit Agreement dated as of December 30, 1994 (8/2/95 10-Q)

  *10.16.13  Waiver dated May 30, 1995 of certain prohibitions on the incurrence of indebtedness under the Amended and Restated Credit Agreement dated as of December 30, 1994 (11/1/95 10-Q)


  *10.16.14  Waiver dated July 14, 1995 regarding the Company's failure to meet minimum inventory days on hand under the Amended and Restated Credit Agreement dated as of December 30, 1994 (11/1/95 10-Q)


  *10.16.15  Waiver dated September 6, 1995 relating to Harry A Blazer's relinquishing of the title and responsibilities of Chief Executive Officer under the Amended and Restated Credit Agreement dated as of December 30, 1994 (11/1/95 10-Q)


  *10.16.16  Second Amendment dated September 15, 1995 relating to the Amended and Restated Credit Agreement dated as of December 30, 1994 (11/1/95 10-Q)

  *10.16.17  Forbearance Agreement, dated December 14, 1995, by and among the
             Company, NationsBank of Georgia, National Association and Creditanstalt-Bankverein (11/1/95 10-Q)

  **10.16.18 Sixth Amendment, Waiver and Forbearance Agreement dated May 8,
             1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein

  *10.21 Lease Agreement dated September 16, 1993, between the Registrant and Metropolitan Life Insurance Company (1993 Form 10-K)

  *10.22 Agreement for the Sale and Purchase of Property dated April 9, 1993, between Karalea, Inc. and MM Mooring #1 Corp., as amended by the First Amendment to Agreement for the Sale and Purchase of Property dated May 14, 1993, and the Second Amendment to Agreement for the Sale and Purchase of Property dated May 28, 1993 (1993 Form 10-K)

  *10.23 Agreement for the Sale of Property dated July 14, 1993, between the Registrant and Liberty Place Associates, Ltd., as amended by the First Amendment to Purchase Agreement dated September 10, 1993, and the Second Amendment to Agreement for the Sale of Property dated September 20, 1993 (1993 Form 10-K)


  *10.24     Contract for Sale dated July 12, 1993, between the Registrant and
             J. C. Penney Properties, Inc., as amended by the First Amendment to Contract dated August 23, 1993 (1993 Form 10-K)


  *10.26 Agreement for Sale of Real Estate dated April 19, 1995, between the Registrant and Trammell Crow SE, Inc. (1995 Form 10-K)


  *21        Subsidiaries of the Registrant (1993 Form 10-K)

   27        Financial Data Schedule
_____________________
** To be filed by amendment.

               Report of Independent Certified Public Accountants
               --------------------------------------------------



     Board of Directors
     Harry's Farmers Market, Inc.

               We have audited the accompanying consolidated balance sheets of Harry's Farmers Market, Inc. and Subsidiaries as of January 31, 1996 and February 1, 1995, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial
     position of Harry's Farmers Market, Inc. and Subsidiaries as of   January
     31, 1996 and February 1, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.

               We have also audited Schedule II of Harry's Farmers Market, Inc. and Subsidiaries, for each of the three years in the period ended January 31, 1996. In our opinion, this schedule presents fairly, in all materials respects, the information required to be set forth therein.


                                    GRANT THORNTON LLP


     Atlanta, Georgia
     March 29, 1996 (except for Note L,
      as to which the date is May 8, 1996)

                 Harry's Farmers Market, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS





                                     ASSETS

                                                      January 31,    February 1,
                                                         1996           1995
                                                     -------------  -------------
     CURRENT ASSETS
      Cash                                           $  1,041,556   $  2,296,548
      Trade accounts receivable, net of an
       allowance for
       doubtful accounts of $25,000                       131,653        157,860
      Inventories (Notes A-2 and C)                     7,894,596      7,471,425
      Prepaid expenses                                    828,885      1,406,820
      Other current assets                                174,028         71,839
                                                     ------------   ------------

          Total current assets                         10,070,718     11,404,492

     PROPERTY AND EQUIPMENT (Notes A-4 and C)
      Buildings                                        34,328,704     37,830,422
      Equipment                                        22,560,506     22,191,700
      Vehicles                                            560,397        619,495
      Construction in progress                             23,985      2,117,380
                                                     ------------   ------------
                                                       57,473,592     62,758,997
      Accumulated depreciation                        (16,614,546)   (13,414,754)
                                                     ------------   ------------
                                                       40,859,046     49,344,243
      Land                                              8,521,103      9,800,877
                                                     ------------   ------------
                                                       49,380,149     59,145,120

     OTHER ASSETS
      Other property and equipment (Note B)             6,197,466      4,297,000
      Deposits on equipment                               454,274        444,922
      Loan costs, net of accumulated amortization
       of $264,211 in 1996 and $127,677 in 1995
       (Note A-5)                                         326,087        462,620
      Other                                               330,915        347,395
                                                     ------------   ------------
                                                        7,308,742      5,551,937
                                                     ------------   ------------
                                                     $ 66,759,609   $ 76,101,549
                                                     ============   ============

     The accompanying notes are an integral part of these statements.

                     LIABILITIES  AND STOCKHOLDERS' EQUITY

                                                     January 31,    February 1,
                                                        1996           1995
                                                    -------------  -------------
     CURRENT LIABILITIES
      Current maturities of long-term obligations
       (Note C)                                     $  3,791,950   $    598,340
      Accounts payable - trade                         4,700,461      4,635,190
      Accounts payable - construction and
       equipment                                               -        142,241
      Accrued insurance                                  156,234      1,009,224
      Accrued payroll and payroll taxes payable          611,677        657,857
      Sales taxes payable                                238,172        366,064
      Other accrued liabilities                          682,330        539,867
                                                    ------------   ------------

           Total current liabilities                  10,180,824      7,948,783

     LONG-TERM OBLIGATIONS, net of current
      maturities (Note C)                             28,789,202     30,501,522

     COMMITMENTS AND CONTINGENCIES (Note D)                    -              -

     REDEEMABLE PREFERRED STOCK,
      authorized 3,000,000 shares, issued and
      outstanding 1,222,221 shares in 1996 and
      1995, respectively (Note E)                     10,123,928      9,895,388

     STOCKHOLDERS' EQUITY
      Common stock:
       Class A, 22,000,000 shares authorized;
        issued and outstanding, 4,095,410 shares
        in 1996 and 4,092,200 in 1995                 34,578,303     34,559,693
       Class B, 3,000,000 shares authorized;
        issued and outstanding, 2,071,301 in
        1996 and 2,071,801 in 1995                     3,975,889      3,980,109
      Additional paid-in capital                         371,555        600,095
      Accumulated deficit                            (21,260,092)   (11,384,041)
                                                    ------------   ------------
           Total stockholders' equity                 17,665,655     27,755,856
                                                    ------------   ------------

                                                    $ 66,759,609   $ 76,101,549
                                                    ============   ============

                 Harry's Farmers Market, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Years ended

                                                                         January 31,     February 1,    February 2,
                                                                            1996            1995            1994
                                                                        -------------   -------------   ------------
     Net sales                                                          $145,938,219    $143,813,803    $116,717,105
     Cost of goods sold                                                  109,844,988     109,363,817      88,795,826
                                                                        ------------    ------------    ------------

             Gross profit                                                 36,093,231      34,449,986      27,921,279

     Operating expenses
      Direct store expenses                                               23,076,763      22,088,355      19,328,174
      Selling, general and administrative expenses                        11,797,273      11,447,975       9,676,358
      Depreciation and other amortization                                  3,774,980       3,948,395       2,552,234

      Amortization of pre-opening expenses (Note A-3)                        427,703         816,097       1,013,467
      Provision for store closing (Note H)                                 4,600,000           -               -
                                                                        ------------    ------------    ------------
                                                                          43,676,719      38,300,822      32,570,233
                                                                        ------------    ------------    ------------

             Operating loss                                               (7,583,488)     (3,850,836)     (4,648,954)

     Other income (expense)
      Interest expense                                                    (3,198,083)     (3,032,688)       (840,736)
      Reduction in market value of land held for sale                          -            (505,039)          -
      Other income                                                           905,520         664,313         656,387
                                                                        ------------    ------------    ------------
                                                                          (2,292,563)     (2,873,414)       (184,349)
                                                                        ------------    ------------    ------------

             NET LOSS                                                     (9,876,051)     (6,724,250)     (4,833,303)

     Provision for accretion of warrants (Note E)                           (228,540)        (19,045)          -
                                                                        ------------    ------------    ------------

           Loss applicable to common
            shareholders                                                $(10,104,591)   $ (6,743,295)   $ (4,833,303)
                                                                        ============    ============    ============

     Loss per common share                                              $      (1.64)   $      (1.09)   $       (.86)
                                                                        ============    ============    ============

     The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

      Years ended  January 31, 1996, February 1, 1995 and February 2, 1994

                                                             Common        Common      Additional
                                            Partnership       stock         stock       paid-in     Accumulated       Total
                                               equity        Class A       Class B      capital       deficit         equity
                                            -----------    ------------  -----------  -----------  -------------   ------------
   Partnership equity at
    January 31, 1993 (Note A)              $ 8,400,257                                                             $ 8,400,257

   Partnership activity, February 1 -
    March 31, 1993
     Net loss                                 (173,512)                                                               (173,512)
     Distributions                            (158,179)                                                               (158,179)
                                           -----------                                                              ----------

   Balance, March 31,1993                    8,068,566                                                               8,068,566

   Conversion to corporation
    (issued 1,938,100 Class A shares
    and 2,261,901 Class B shares)           (8,068,566)    $ 3,723,259    $4,345,307    $    -        $    -             -

   Corporate activity, April 1, 1993 -
    February 2, 1994
     Common stock offering
      (1,964,000 shares),
      net of costs                                          30,471,236         -             -             -        30,471,236
     Conversion of 110,000
      Class B shares to Class A
       shares                                                  211,319      (211,319)        -             -             -
     Net loss                                    -               -             -             -        (4,659,791)   (4,659,791)
                                           -----------     -----------    ----------    ----------  ------------   -----------

   Balance, February 2, 1994               $     -          34,405,814     4,133,988         -        (4,659,791)   33,880,011
                                           ===========

   Conversion of 80,100 Class B
    shares to Class A shares                                   153,879      (153,879)        -             -             -
   Issuance of warrants (Notes C and E)                          -             -           619,140         -           619,140
   Accretion of warrant value                                    -             -           (19,045)        -           (19,045)
   Net loss                                                      -             -             -        (6,724,250)   (6,724,250)
                                                           -----------    ----------    ----------  ------------   -----------
   Balance, February 1, 1995                                34,559,693     3,980,109       600,095   (11,384,041)   27,755,856

   Issuance of 2,710 shares of Class A
    stock for employee stock purchase
    plan                                                        14,390         -             -             -            14,390
   Conversion of 500 shares of Class B
    shares to Class A shares                                     4,220        (4,220)        -             -             -
   Accretion of warrant value                                    -             -          (228,540)        -          (228,540)
   Net loss                                                      -             -             -        (9,876,051)   (9,876,051)
                                                           -----------    ----------    ----------  ------------   -----------

   Balance, January 31, 1996                               $34,578,303    $3,975,889    $  371,555  $(21,260,092)  $17,665,655
                                                           ===========    ==========    ==========  ============   ===========

   The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Years ended

                                   January 31,     February 1,      February 2,
                                       1996            1995            1994
                                  --------------  --------------  ---------------
     Changes in Cash

     Cash flows from operating
      activities:
      Cash received from
       customers                  $ 145,964,426   $ 143,753,453    $ 116,839,159
      Cash paid for purchases
       and operating expenses      (144,223,497)   (139,200,742)    (123,318,734)
      Interest paid, net of
       capitalized interest of
       $87,600 in 1996, $29,700
       in 1995 and $278,083 in
       1994                          (2,956,091)     (2,865,854)        (836,029)
      Income taxes (paid)
       refunded                               -         414,000         (414,000)
      Interest received                  23,005          18,361           38,126
                                  -------------   -------------    -------------
           Net cash provided
            (used) by
            operating activities     (1,192,157)      2,119,218       (7,691,478)
                                  -------------   -------------    -------------

     Cash flows from investing
      activities:
      Capital expenditures,
       including capitalized
       interest                      (6,129,479)     (3,713,648)     (45,188,221)
      Increase in notes
       receivable                       (11,662)              -          (56,000)
      Proceeds from sale of
       property and equipment         4,779,630         345,001                -
      Payments on notes
       receivable                        14,260         137,351           19,214
                                  -------------   -------------    -------------

           Net cash used by
            investing activities     (1,347,251)     (3,231,296)     (45,225,007)
                                  -------------   -------------    -------------
     Cash flows from financing
      activities:
      Proceeds from issuance of
       long-term debt, net
       of costs                       1,585,973      32,050,443       30,358,018
      Line of credit                  4,990,000      (4,523,899)       4,523,899
      Principal payments on
       long-term obligations         (5,163,706)    (31,350,544)     (17,102,046)
      Increase (decrease) in
       construction line of
       credit                          (142,241)     (3,672,846)       3,815,087
      Proceeds from employee
       stock purchases                   14,390               -                -
      Proceeds from issuance of
       redeemable preferred stock,
       net of costs                           -      10,257,619                -
      Proceeds of public
       offering, net of costs                 -               -       30,471,236
      Distributions to partners               -               -         (158,179)
                                  -------------   -------------    -------------
           Net cash provided by
            financing activities      1,284,416       2,760,773       51,908,015
                                  -------------   -------------    -------------

     Net increase (decrease) in
      cash                           (1,254,992)      1,648,695       (1,008,470)

     Cash at beginning of year        2,296,548         647,853        1,656,323
                                  -------------   -------------    -------------

     Cash at end of year          $   1,041,556   $   2,296,548    $     647,853
                                  =============   =============    =============

                 Harry's Farmers Market, Inc. and Subsidiaries

                                  Years ended

                                                         January 31,    February 1,   February 2,
                                                             1996          1995           1994
                                                         ------------  -------------  ------------
Reconciliation of Net Earnings (Loss) to
 Cash Provided (Used) by Operating Activities:
  Net loss                                               $(9,876,051)   $(6,724,250)  $(4,833,303)
  Adjustments to reconcile net loss to cash
    provided (used) by operations:
     Depreciation and amortization                         5,602,604      6,111,875     4,319,139
     Loss on store closing, net of costs
      paid of $504,849                                     4,095,151              -             -
     Discount on bank debt                                    68,718              -             -
     (Gain) loss on sale of equipment                        (23,870)        17,344             -
     (Increase) decrease in trade accounts receivable         26,207        (60,350)      117,054
     Decrease (increase) in other receivables               (163,700)             -       (39,481)
     Decrease (increase) in pre-opening expenses            (380,449)       (47,253)   (1,877,510)
     Decrease (increase) in income taxes receivable                -        414,000      (414,000)
     Decrease (increase) in inventories                     (423,171)       988,775    (3,516,557)
     Decrease (increase) in prepaid expenses                 577,935       (469,555)     (700,935)
     Decrease (increase) in deposits on equipment             (9,352)     1,304,379    (1,723,770)
     Decrease (increase) in other assets                     132,844       (610,826)     (264,109)
     Increase in trade accounts payable                       65,271        445,138       674,456
     Increase (decrease) in accrued liabilities             (884,294)       749,941       567,538
                                                         -----------    -----------   -----------

                                                         $(1,192,157)   $ 2,119,218   $(7,691,478)
                                                         ===========    ===========   ===========

     The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     January 31, 1996 and February 1, 1995



     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Harry's Farmers Market, Inc. ("the Company") is a corporation formed pursuant to the laws of the State of Georgia. Harry's Farmers Market, Inc., formerly Harry's Farmers market, Ltd., was converted from a partnership to a corporation effective April 1, 1993. The Company is a retailer in the Atlanta, Georgia metropolitan area for fresh fruits and produce, seafood, poultry and meat, dairy products, baked goods, beer and wine and other assorted grocery items.

      1.  Principles of Consolidation
          ---------------------------

      The financial statements include the accounts of Harry's Farmers Market, Inc., and its two wholly-owned subsidiaries, Karelea, Inc., and Marthasville Trading Company, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

      2.  Inventories
          -----------

      Inventories consist primarily of grocery items and are stated at the lower of cost or market. Cost is determined under the first-in, first-out
      (FIFO) valuation method.

      3.  Pre-opening Expenses
          --------------------

      Significant expenses incurred in bringing new or expanded facilities into operation are recorded as deferred charges and amortized to operations over a six month period after the facility is placed in service. These costs include labor (set-up, training, security, etc.), rent, utilities and other significant costs incurred before the opening of the new facility.

      4.  Property and Equipment
          ----------------------

      Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are: buildings, 31-39 years; equipment and vehicles, 3 to 10 years. The portion of depreciation expense attributed to product cost is included with cost of goods sold in the statements of operations. This depreciation expense amounted to $1,399,921, $1,347,383 and $744,350 at January 31, 1996, February 1, 1995 and February 2, 1994, respectively.

      5.  Loan Costs
          ----------

      Costs of obtaining financing are being amortized over the term of the related loans.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 1996 and February 1, 1995


     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      6.  Advertising Expense
          -------------------

      All advertising costs are expensed in the period incurred. Advertising expense for the years ended January 31, 1996, February 1, 1995 and February 2, 1994 was $881,148, $446,201 and $775,670, respectively.

      7.  Income Taxes
          ------------

      The Company follows the liability method of accounting for income taxes which provides that deferred tax assets and liabilities are determined based on the difference between the tax basis of the assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences." Deferred tax expense represents the net change in deferred tax assets and liabilities during the year.

      8.  Fiscal Year
          -----------

      The Company is on a 52/53 week fiscal year ending on the Wednesday nearest January 31. Fiscal year 1996 and fiscal year 1995 each include 52 weeks. Fiscal year 1994 included 44 weeks as a corporation and 8-1/2 weeks as a partnership.

      9.  Earnings Per Share
          ------------------

      Loss per share is based upon the weighted average number of common and common equivalent shares outstanding. Weighted average shares entering into the computation are:


            1996                                      6,166,711
            1995                                      6,164,001
            1994                                      5,595,193

      10.  Use of Estimates in the Preparation of Financial Statements
           -----------------------------------------------------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 1996 and February 1, 1995


     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      11.  Reclassifications
           -----------------

      Certain items have been reclassified from the prior years to conform with the current year presentation.


     NOTE B - OTHER PROPERTY AND EQUIPMENT

      Other property and equipment includes the following at estimated net realizable value:


                                 January 31,  February 1,
                                    1996         1995
                                 -----------  -----------

      Land held for sale          $4,297,000   $4,297,000
      Equipment not in service     1,900,466        -
                                  ----------   ----------

                                  $6,197,466   $4,297,000
                                  ==========   ==========

      The equipment taken out of service was removed from a store which was closed during fiscal 1996 (see Note H).


     NOTE C - LONG-TERM OBLIGATIONS

      1.  Notes Payable
          --------------

      At the beginning of fiscal 1995, the Company had a short-term line of
      credit agreement with a bank.   The average short-term borrowings under
      this line were $3,511,010. The weighted average interest rate during the period was 8.2%. The maximum borrowings outstanding at any month end during fiscal 1995 totaled $4,439,104. In December 1994, the Company restructured its commercial bank credit facilities to obtain a $26,695,000 term loan and a $9,000,000 working capital line of credit which mature on October 1, 1998. During fiscal 1996, the Company voluntarily reduced its working capital line of credit to a maximum of $5,000,000.

      In connection with the restructuring of the bank credit facilities in fiscal 1995, the Company issued its lenders 240,000 warrants to purchase 240,000 Class A common stock at $10 per share. The value of these warrants was recorded as a discount on debt and is being amortized to interest expense over the term of the loans.

                 Harry's Farmers Market, Inc. and Subsidiaries

                      January 1, 1996 and February 1, 1995

NOTE C - LONG-TERM OBLIGATIONS - Continued

 1.  Notes Payable - Continued
     --------------------------

 Notes payable at year end consisted of:

                                                         January 31,  February 1,
                                                             1996         1995
                                                         -----------  -----------
  Term note payable to a bank, bearing interest at
   LIBOR rate plus 3.5% or prime rate plus 1.50%
   (effective rate of 9.4% for $13,395,000 and 9.3%
   for $8,882,979 at January 31, 1996), due and
   payable October 1, 1998, collateralized by
   substantially all of the assets of the
   Company.                                              $22,277,979  $26,695,000

  Line of credit agreement to a bank that allows
   borrowing up to $5,000,000 bearing interest
   at LIBOR plus 2.5% or prime plus .5% which
   matures October 1, 1998.  The average outstanding
   short-term borrowings during fiscal 1996 were
   $2,392,500.  The weighted average interest rate
   during the period was 9.3%.  The maximum
   borrowings outstanding at any month end during
   fiscal 1996 totaled $4,990,000.  Collateralized by
   substantially all assets of the Company.                4,990,000       -

  Mortgage note payable, bearing interest at a rate
   that is fluctuating, based on the higher of a
   published rate or 1.0% per annum above an
   average rate for three-month certificates of
   deposit (effective rate of 9.5% at January 31,
   1996); interest and principal paid monthly with
   full payment due June 30, 1996.  Collateralized
   by land, buildings and improvements with a net
   book value of $7,942,921.                               3,196,043    3,325,000

  Note payable to a bank, bearing interest at a
   variable rate not to exceed 11.9%, payable in
   360 monthly installments of principal plus
   interest with a final payment due in October,
   2022.  Collateralized by certain real estate
   held by the Company with a net book value
   of $287,096.                                              218,932      220,959

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 1996 and February 1, 1995


NOTE C - LONG-TERM OBLIGATIONS - Continued


 1. Notes Payable - Continued
    -------------------------

                                                                January 31,             February 1,
                                                                  1996                     1995
                                                                ----------              ----------
  Note payable to a bank, bearing interest at 9.25%,
   payable in monthly principal and interest installments
   of $28,096 commencing July 15, 1994, with the final
   payment due June 15, 1997, collateralized by certain
   equipment with a net book value of $616,202.                    446,046                727,626

  Capital lease obligations (see Note C-2)                       1,528,864                103,527

  Other                                                             92,434                265,614
  Discount on debt                                                (169,146)              (237,864)
                                                               -----------           ------------
                                                                32,581,152             31,099,862
  Less current maturities                                       (3,791,950)              (598,340)
                                                               -----------           ------------

                                                               $28,789,202            $30,501,522
                                                               ===========           ============

 Future maturities of notes payable as of January 31, 1996, were as follows:


            Years ending:
               1997                                 $ 3,525,785
               1998                                     152,688
               1999                                  27,283,601
               2000                                      15,860
               2001                                      16,119
               Thereafter                               227,381
                                                    -----------

                                                     31,221,434
            Capital lease obligations (see
             Note C-2)                                1,528,864
            Discount on debt                           (169,146)
                                                    -----------

                                                    $32,581,152
                                                    ===========

  The bank loan agreements include various covenants which, among other things, restrict incurring additional debt and lease obligations, restrict dividend payments, require the Company to maintain positive net earnings, a minimum tangible net worth, maximum debt to tangible net worth ratio, and specified cash flow level and interest coverage. As of January 31, 1996, the Company was not in compliance with certain covenants but those covenants were restructured subsequent to year end as discussed in Note L.

                  Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 1996 and February 1, 1995


     NOTE C - NOTES PAYABLE - Continued

      1.  Notes Payable - Continued
      -----------------------------

      The mortgage note payable of $3,196,043, collateralized by the Company's bakery and distribution center, is due June 30, 1996. During the third quarter of fiscal 1996, the Company was in violation of a covenant as required under this note. The covenant was met for the fourth quarter. The lender has not granted a waiver for the covenant violation nor taken any action to demand payment. The Company is attempting to arrange new or extended financing but ultimate resolution of this matter is uncertain.
      No provision has been made in the accompanying financial statements for any loss that may be incurred should the Company be required to dispose of this facility.

      2.  Capital Lease Obligations
          -------------------------

      The Company leases certain equipment under agreements which are classified
      as capital leases.    Most equipment leases have purchase options at the
      end of the original lease term. The effective interest rate on these leases range from 9.5% to 12.7%. Property and equipment includes the following amounts for leases that have been capitalized:

                                       January 31,   February 1,
                                           1996          1995
                                       ------------  ------------
           Equipment                    $1,687,721      $101,749
           Accumulated depreciation       (200,308)      (10,175)
                                        ----------      --------

                                        $1,487,413      $ 91,574
                                        ==========      ========

       Future minimum payments of capital leases as of January 31, 1996, were as follows:


         Years ending
            1997                                            $  427,349
            1998                                               422,571
            1999                                               385,552
            2000                                               355,127
            2001                                               140,938
            Thereafter                                         266,664
                                                            ----------

            Total minimum lease payments                     1,998,201
            Less amount representing interest                 (469,337)
                                                            ----------

            Present value of net minimum lease payments     $1,528,864
                                                            ==========

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 1996 and February 1, 1995



     NOTE D - COMMITMENTS AND CONTINGENCIES

      Operating Leases
      ----------------

      The Company leases certain facilities and equipment under agreements classified as operating leases. Total rental expense under all operating lease arrangements was approximately $2,927,481, $2,884,000 and $1,322,000 for the years ended January 31, 1996, February 1, 1995 and February 2, 1994, respectively. Terms of the equipment leases range from four to five years and include an option to terminate at the end of two or three years. At the end of the maximum term, the Company has the option to continue renting the equipment or purchase the equipment at fair market value. Following is a summary of approximate future minimum lease payments due under operating lease agreements as of January 31, 1996:


        Fiscal year ending
              1997            $2,837,285
              1998             2,682,960
              1999             2,194,002
              2000               920,864
              2001               669,967
                              ----------

                             $9,305,078
                             ==========

      Claims and Litigation
      ---------------------

      The Company is involved in various claims and litigation which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.


     NOTE E - REDEEMABLE PREFERRED STOCK
     -----------------------------------

      During fiscal 1995, the Company issued 1,222,221 shares of redeemable, convertible preferred stock with a stated value of $9 per share. The preferred stock is mandatorily redeemable on December 1, 1999 at its stated value (total redemption value of $11,000,000). At any time prior to redemption, each share of preferred stock is convertible into one share of Class A common stock at the option of the holder.

      In connection with the issuance of the preferred stock, the Company issued 412,500 transferable warrants to purchase 412,500 shares of Class A common stock at $10 per share. These warrants expire in December 2001.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 1996 and February 1, 1995



     NOTE E - REDEEMABLE PREFERRED STOCK - Continued

      The Company also issued transferable warrants to purchase an additional 61,111 shares of Class A common stock. These warrants are not exercisable until June 15, 1998 and expire in December 2001. These warrants are subject to repurchase by the Company for a nominal purchase price prior to the exercise date upon the occurrence of certain events.

      The preferred stock and warrants were recorded at their relative fair values, net of issuance costs. The excess of redemption value over the carrying value of the preferred stock is being accreted by periodic charges to paid-in capital over the life of the issue.


      NOTE F - CONCENTRATION OF CREDIT RISK

       The Company operates retail grocery stores in the metropolitan Atlanta area. The Company also sells to a limited number of commercial entities and carries trade accounts receivable for these customers. Management continually monitors these receivables to minimize the risk of loss.


      NOTE G - EMPLOYEE BENEFIT PLANS

       Stock Options
       -------------

       In March 1993, the Board of Directors approved a Management Incentive Plan, a Directors Incentive Plan, and an Employee Stock Purchase Plan which provides for the granting of 475,000, 75,000 and 300,000 shares of Class A common stock options, respectively. As of January 31, 1996 and February 1, 1995, 170,500 and 262,750 option shares were outstanding and exercisable, respectively, at varying exercise prices ranging from $9.75 to $27 per share. Subsequent to year end, all outstanding options were cancelled and reissued with a $6 exercise price.

       Health Care Plan
       ----------------

       The Company established a partially self-insured plan in November 1993 to provide health, life and dental benefits to employees who elect participation. The plan was terminated during fiscal 1995 and replaced by a fully insured plan. Expenses charged to operations for the year ended January 31, 1996 and February 1, 1995 totalled $958,825 and $1,112,507, respectively.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 1996 and February 1, 1995



      NOTE G - EMPLOYEE BENEFIT PLANS - Continued

       Qualified Retirement Plan
       -------------------------

       The Company has a qualified retirement plan whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make tax-deferred contributions under Internal Revenue Section 401(k). The Company's contribution is determined at the discretion of the board of directors. There was no contribution by the Company during the years ended January 31, 1996 and February 1, 1995.

       Stock Purchase Plan
       -------------------

       The Company has an employee stock purchase plan whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make tax-deferred contributions which are used to purchase shares of the Company's common stock. The purchase price for shares is the lessor of 85% of the fair market value of common stock at the beginning of the purchasing cycle or the stock price at the end of the purchasing cycle. Employees purchased 2,710 shares under this plan during fiscal 1996.


      NOTE H - PROVISION FOR STORE CLOSING

       In November 1995, the Company closed its Clayton County megastore resulting in a charge of $4,600,000 at January 31, 1996. The charge includes the following:

          Adjustment of property and equipment to
           net realizable value                            $4,170,000

          Labor and other costs to transfer equipment
           to storage and close down the store                430,000
                                                           ----------

                                                           $4,600,000
                                                           ==========

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 1996 and February 1, 1995


NOTE I - INCOME TAXES

 As of January 31, 1996 and February 1, 1995, deferred tax assets and liabilities are offsetting. These deferred assets and liabilities arise from the significant temporary differences as follows:


                                                     Estimated deferred
                                                     income tax effect
                                                 ---------------------------
                                                 January 31,    February 1,
                                                     1996          1995
                                                 ------------  -------------
  Deferred income tax assets
   Inventories                                   $    80,000    $    76,000
   Accounts receivable allowance                      10,000         10,000
   Accrued liabilities not deductible
    until paid                                         9,000         29,000
   Allowance for decrease in market
    value of asset                                   496,000              -
   Net operating loss carryforward                 8,247,000      4,620,000
                                                 -----------    -----------
      Total deferred income tax assets             8,842,000      4,735,000


  Deferred income tax liabilities
   Property and equipment                         (1,008,000)    (1,171,000)
   Preopening expenses                                     -        (18,000)
                                                 -----------    -----------
      Total deferred income tax liabilities       (1,008,000)    (1,189,000)
  Valuation allowance                             (7,834,000)    (3,546,000)
                                                 -----------    -----------

      Net deferred income taxes                  $     -        $     -
                                                 ===========    ===========

 The Company has net operating loss carryforwards of approximately $21,000,000 which will expire beginning in the fiscal year ending in 2009. The Company has established a valuation allowance of $7,834,000 due to the uncertainty of the ultimate recoverability of the tax benefit associated with the net operating loss carryforward.

 Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended January 31, 1996, February 1, 1995 and February 2, 1994 are as follows:


                                   January 31,   February 1,   February 2,
                                      1996          1995          1994
                                  ------------  ------------  ------------
   Income tax benefit at 34%          (34)%         (34)%         (34)%
   State taxes, net of Federal
   income tax effect                   (4)           (4)           (4)
   Tax benefit of losses not
   recognized                          38            38            38
                                     ----          ----          ----
   Effective tax rate                  -  %          -  %          -  %
                                     ====          ====          ====

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 1996 and February 1, 1995


      NOTE J - FINANCIAL INSTRUMENTS

       The following relate to the disclosure of the estimated fair value of the Company's financial instrument assets and liabilities:

       Cash
       ----

       The carrying amount approximates fair value because of the short maturity of those instruments.

       Long-term Debt
       --------------

       The carrying amount of the Company's long-term debt approximates fair value because the debt has variable interest rates which reflect changes in the fair value.


      NOTE K - PLANS FOR FUTURE OPERATIONS AND FINANCING

       Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 1997. The Company is taking steps to reduce its losses. Significant non-recurring costs were experienced in fiscal 1996 related to opening and operating a fourth megastore and then closing the store due to insufficient customer
       volume.   For fiscal 1997, the Company is implementing plans for new merchandising initiatives, new prepared food products, strengthened controls on product waste, improvements in manufacturing and distribution efficiencies, and reductions in selling, general and administrative costs.


      NOTE L - RESTRUCTURE OF LOAN COVENANTS

       Effective May 8, 1996, the Company's primary lender waived violations of the loan covenants referred to in Note C and restructured the covenants for fiscal 1997. The Company is in compliance with the restructured covenants.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 1996 and February 1, 1995

      NOTE M -  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       (Dollars in thousands, except per share amounts).


                                              Year ended January 31, 1996
                                         --------------------------------------
                                           1st       2nd       3rd       4th
                                         --------  --------  --------  --------
       Net sales                         $34,916   $40,940   $36,697   $33,385
       Cost of goods sold                 26,266    30,941    28,053    24,585
                                         -------   -------   -------   -------
                Gross profit               8,650     9,999     8,644     8,800

       Direct store and general
        expenses                           8,987    10,648    10,867     8,575
       Provision for store closing             -         -     4,430       170
       Other expense                         442       478       672       701
                                         -------   -------   -------   -------
                Net loss                    (779)   (1,127)   (7,325)     (646)

       Provision for accretion of
        warrants                             (57)      (57)      (57)      (57)
                                         -------   -------   -------   -------

           Loss applicable to common
            shareholders                 $  (836)  $(1,184)  $(7,382)  $  (703)
                                         =======   =======   =======   =======

           Loss per share                  $(.14)    $(.19)   $(1.20)    $(.11)
                                         =======   =======   =======   =======

                                              Year ended February 1, 1995
                                        ---------------------------------------
                                           1st       2nd       3rd       4th
                                        --------   -------   -------   --------
       Net sales                         $35,084   $37,646   $35,016   $36,068
       Cost of goods sold                 27,005    28,535    26,377    27,447
                                         -------   -------   -------   -------
                Gross profit               8,079     9,111     8,639     8,621

       Direct store and general
        expenses                           9,855     9,484     9,394     9,568
       Reduction in market value of
        assets                                 -       505         -         -
       Other expense                         478       590       642       658
                                         -------   -------   -------   -------
                Net loss                  (2,254)   (1,468)   (1,397)   (1,605)

       Provision for accretion of
        warrants                               -         -         -       (19)
                                         -------   -------   -------   -------

           Loss applicable to common
            shareholders                 $(2,254)  $(1,468)  $(1,397)  $(1,624)
                                         =======   =======   =======   =======

           Loss per share                  $(.37)    $(.24)    $(.23)    $(.27)
                                         =======   =======   =======   =======

       The reduction in sales and direct stores and general expenses in the fourth quarter of fiscal 1996 is primarily attributable to the closing of the Clayton County megastore in November, 1995.

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                                  SCHEDULE II
           CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

- ----------------------------------------------------------------------------------------------------
                                                 Balance at                                 Balance
                                                 Beginning                                   End of
For the year ended  Description                  of Period    Additions    Deductions        Period
- ----------------------------------------------------------------------------------------------------
January 31, 1996    Allowance for doubtful
                    accounts receivable         $   25,000           $0            $0       $25,000

                    Valuation allowance -
                    Deferred tax asset          $3,546,000   $4,288,000            $0    $7,834,000
                                                ===================================================

February 1, 1995    Allowance for doubtful
                    accounts receivable            $25,000           $0            $0       $25,000

                    Valuation allowance -
                    Deferred tax asset            $819,000   $2,727,000            $0    $3,546,000
                                                ===================================================
February 2, 1994    Allowance for doubtful
                    accounts receivable            $20,000     $101,976      $(96,976)      $25,000

                    Valuation allowance -
                    Deferred tax asset                  $0     $819,000            $0      $819,000
                                                ===================================================

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          HARRY'S FARMERS MARKET, INC.

Dated: May 13, 1996           By: /s/ Harry A. Blazer
                             -------------------------------------------------
                                HARRY A. BLAZER
                                Chairman,  President and Chief Executive
                                Officer (principal executive officer)


Dated: May 13, 1996           By: /s/ Harold C. Weissman
                             -------------------------------------------------
                                HAROLD C. WEISSMAN
                                Treasurer
                                (principal financial and accounting officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


May 13, 1996              By: /s/ Harry A. Blazer
                             -------------------------------------------------
                                HARRY A. BLAZER, Chairman, President,
                                Chief Executive Officer and Director


May 13, 1996              By: /s/ Terry L. Ransom
                             -------------------------------------------------
                                TERRY L. RANSOM,
                                Executive Vice President, Chief Administrative Officer and Director

May 13, 1996              By: /s/ Robert C. Glustrom
                             -------------------------------------------------
                                ROBERT C. GLUSTROM, Director


May 13, 1996              By: /s/ John D. Branch
                             -------------------------------------------------
                                JOHN D. BRANCH, Director

                                                        Sequential
Exhibit No.                Description                  Page Number
- -----------                -----------                  -----------


  *10.16.18  Sixth Amendment, Waiver and Forbearance dated as of May 8, 1996 by and among the Company, NationsBank, N.A. (South) and Creditanstalt-
             Bankverein

  27         Financial Data Schedule

________________________

*To be filed by Amendment