Form 10-K/A
period 1996-01-31
HARRYS FARMERS MARKET INC
filed 1996-05-21
CIK 899755

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                  FORM 10-K/A
                       ----------------------------------


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant on May 8, 1996 was $11,118,387. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Class A Common Stock, without par value, as of May 6, 1996: 4,097,273 shares. The number of shares outstanding of the registrant's Class B Common Stock, without par value, as of May 6, 1996: 2,071,301 shares.

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


                                                                           As of
                                           January 31,    February 1,    February 2,    January 31,    February 2,
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

   4.10 Amended and Restated Bank Warrant Certificate issued to NationsBank (144,000 shares)

   4.10.1    Bank Warrant Certificate issued to NationsBank (72,000 shares)

   4.11 Amended and Restated Bank Warrant Certificate issued to Creditanstalt-Bankverein (96,000 shares)

   4.11.1 Bank Warrant Certificate issued to Creditanstalt-Bankverein (48,000 shares)

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

   10.16.18 Sixth Amendment, Waiver and Forbearance Agreement dated May 8, 1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein

  *10.21 Lease Agreement dated September 16, 1993, between the Registrant and Metropolitan Life Insurance Company (1993 Form 10-K)

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
                                         =======   =======   =======   =======

                                              Year ended February 1, 1995
                                        ---------------------------------------
                                           1st       2nd       3rd       4th
                                        --------   -------   -------   --------
       Net sales                         $35,084   $37,646   $35,016   $36,068
       Cost of goods sold                 27,005    28,535    26,377    27,447
                                         -------   -------   -------   -------
                Gross profit               8,079     9,111     8,639     8,621

       Direct store and general
        expenses                           9,855     9,484     9,394     9,568
       Reduction in market value of
        assets                                 -       505         -         -
       Other expense                         478       590       642       658
                                         -------   -------   -------   -------
                Net loss                  (2,254)   (1,468)   (1,397)   (1,605)

       Provision for accretion of
        warrants                               -         -         -       (19)
                                         -------   -------   -------   -------

           Loss applicable to common
            shareholders                 $(2,254)  $(1,468)  $(1,397)  $(1,624)
                                         =======   =======   =======   =======

           Loss per share                  $(.37)    $(.24)    $(.23)    $(.26)
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



                          HARRY'S FARMERS MARKET, INC.

Dated: May 20, 1996           By: /s/ Harry A. Blazer
                             -------------------------------------------------
                                HARRY A. BLAZER
                                Chairman,  President and Chief Executive
                                Officer (principal executive officer)


Dated: May 20, 1996           By: /s/ Harold C. Weissman
                             -------------------------------------------------
                                HAROLD C. WEISSMAN
                                Treasurer
                                (principal financial and accounting officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


May 20, 1996              By: /s/ Harry A. Blazer
                             -------------------------------------------------
                                HARRY A. BLAZER, Chairman, President,
                                Chief Executive Officer and Director


May 20, 1996              By: /s/ Terry L. Ransom
                             -------------------------------------------------
                                TERRY L. RANSOM,
                                Executive Vice President, Chief Administrative Officer and Director

May 20, 1996              By: /s/ Robert C. Glustrom
                             -------------------------------------------------
                                ROBERT C. GLUSTROM, Director


May 20, 1996              By: /s/ John D. Branch
                             -------------------------------------------------
                                JOHN D. BRANCH, Director

                                                        Sequential
Exhibit No.                Description                  Page Number
- -----------                -----------                  -----------

   4.10      Amended and Restated Bank Warrant Certificate issued to
             NationsBank (144,000 shares)

   4.10.1    Bank Warrant Certificate issued to NationsBank (72,000 shares)

   4.11      Amended and Restated Bank Warrant Certificate issued to
             Creditanstalt-Bankverein (96,000 shares)

   4.11.1 Bank Warrant Certificate issued to Creditanstalt-Bankverein (48,000 shares)

  10.16.18 Sixth Amendment, Waiver and Forbearance dated as of May 8, 1996 by and among the Company, NationsBank, N.A. (South) and Creditanstalt-
             Bankverein

  27         Financial Data Schedule