Form 10-Q
period 1996-05-01
HARRYS FARMERS MARKET INC
filed 1996-06-12
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                      Commission File Number:
      May 1, 1996                                            0-21486



                         HARRY'S FARMERS MARKET, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Georgia                                               58-2037452
- - ------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




1180 Upper Hembree Road, Roswell, Georgia                          30076
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:     (770) 667-8878
                                                     --------------------

                                      N/A
 ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X                      No
           -------                      --------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


        Class A Common                            4,097,273
- - ---------------------------------      ------------------------------------
             Class                        Outstanding at June 1, 1996

        Class B Common                            2,071,301
- - ---------------------------------      ------------------------------------
             Class                        Outstanding at June 1, 1996

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets

Amounts in thousands                        (Unaudited)
                                               May 1,       January 31,
                                                1996           1996
                                           -----------      ----------
ASSETS

CURRENT ASSETS
 Cash                                        $    106       $  1,042
 Accounts receivable, net of allowance            119            132
 Inventories                                    8,381          7,894
 Other receivables                                226            174
 Prepaid expenses                                 628            829
                                             --------       --------
  Total current assets                          9,460         10,071

PROPERTY AND EQUIPMENT
 Buildings                                     34,387         34,329
 Equipment                                     23,037         22,561
 Vehicles                                         560            560
 Construction in progress                           -             24
                                             --------       --------
                                               57,984         57,474
 Accumulated depreciation                     (17,731)       (16,615)
                                             --------       --------
                                               40,253         40,859
 Land                                           8,030          8,521
                                             --------       --------
                                               48,283         49,380

OTHER ASSETS
 Property held for sale                         6,200          6,198
 Deposits on equipment                            446            454
 Loan costs                                       337            326
 Other                                            292            331
                                             --------       --------
                                                7,275          7,309
                                             --------       --------

 Total assets                                $ 65,018       $ 66,760
                                             ========       ========


                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                              (Unaudited)
                                                    May 1,       January 31,
                                                     1996           1996
                                                 ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Current maturities of notes payable              $  3,752       $  3,792
 Accounts payable - trade                            4,703          4,701
 Accrued insurance                                     112            156
 Accrued payroll and payroll taxes payable             588            612
 Sales taxes payable                                   321            238
 Other accrued liabilities                             669            682
                                                 ---------      ---------

  Total current liabilities                         10,145         10,181


NOTES PAYABLE, net of current maturities            27,340         28,789


REDEEMABLE PREFERRED STOCK                          10,181         10,124


STOCKHOLDERS' EQUITY
 Common Stock - Class A                             34,583         34,578
 Common Stock - Class B                              3,976          3,976
 Additional Paid-in Capital                            315            372
 Accumulated deficit                               (21,522)       (21,260)
                                                 ---------      ---------
   Total stockholders' equity                       17,352         17,666
                                                 ---------      ---------

   Total liabilities and stockholders equity     $  65,018      $  66,760
                                                 =========      =========


                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)


Amounts in thousands, except per share data

                                             For the Thirteen Weeks Ended,
                                     ----------------------------------------------
                                       May 1, 1996                   May 3, 1995
                                     ----------------------------------------------

Net sales                               $ 33,514  100.0%             $  34,916 100.0%
Cost of goods sold                        24,567   73.3%                26,266  75.2%
                                        ----------------            ------------------
Gross profit                               8,947   26.7%                 8,650  24.8%

Operating expenses
  Direct store expenses                    5,374  16.0%                 5,232   15.0%
  Selling, general & administrative        2,717   8.1%                 2,855    8.2%
  Depreciation and amortization              825   2.5%                   900    2.6%
                                       ----------------            ------------------
Total operating expenses                   8,916  26.6%                 8,987   25.7%

Operating gain (loss)                         31   0.1%                 (337)   -1.0%

Interest expense                             724   2.2%                  689     2.0%
Other income                                (431) -1.3%                 (247)   -0.7%
                                       ----------------            ------------------

Pretax (loss)                               (262) -0.8%                 (779)   -2.2%

Income taxes                                   -   0.0%                   -      0.0%
                                       ----------------            ------------------

Net loss                                    (262) -0.8%                 (779)   -2.2%

Provision for accretion of warrant           (57) -0.2%                  (57)   -0.2%

Loss applicable to common shareholders  $   (319) -1.0%            $    (836)   -2.4%
                                       ----------------            ------------------
Loss per common share                  $   (0.05)                  $   (0.14)
                                       ================            =================

Average common shares outstanding          6,168                       6,164
                                       ================            =================

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

Amounts in thousands                            For the Thirteen Weeks Ended,
                                               -------------------------------
                                               May 1, 1996         May 3, 1995
Changes in Cash

Cash flows from operating activities:
  Net loss                                       $ (262)             $ (779)
  Adjustments to reconcile net loss
    to cash provided by operations:
    Depreciation and amortization                 1,188               1,287
    Gain on sale of equipment                      (194)                (10)
    Decrease in accounts receivable                  13                  40
    Decrease (increase) in other receivables        (50)                  9
    Increase in pre-opening expenses                  -                (262)
    Increase in inventories                        (487)               (371)
    Decrease in prepaid and deferred                201                 353
    Increase in other assets                        (15)                 (1)
    Increase in accounts payable                      2               1,071
    Increase (decrease) in accrued liabilities        2                (193)
                                                 ------              ------

    Net Cash provided by operating activities       398               1,144

Cash flows from investing activities:
  Capital expenditures, including capitalized
    interest                                       (705)             (3,076)
  Proceeds from sale of property and equipment      857                   -
  Decrease (increase) in notes receivable            (2)                 (1)
                                                 ------              ------

    Net Cash provided (used) by investing
      activities                                    150              (3,077)

Cash flows from financing activities:
  Proceeds from long-term debt, net of costs          -                  89
  Line of credit                                   (540)                  -
  Principal payments on long-term obligations      (949)                (94)
  Proceeds from employee stock purchase               5                   -

    Net Cash used by financing activities        (1,484)                 (5)
                                                 ------              ------


Net decrease in cash                               (936)             (1,938)

Cash at beginning of period                       1,042               2,297
                                                 ------              ------

Cash at end of period                            $  106              $  359
                                                 ======              ======

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                                  MAY 1, 1996

NOTE A - BASIS OF PRESENTATION:
- - -------------------------------

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of May 1, 1996 and the results of operations and cash flows for the thirteen weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the year ended January 31, 1996 included in the Annual Report on Form 10-K, as amended, filed by the Company.


NOTE B - INVENTORIES:
- - --------------------

Inventories consist primarily of grocery items and are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.


NOTE C - EARNINGS PER SHARE:
- - ----------------------------

Earnings per share for the periods presented are based on an average of 6,168,000 shares outstanding during the fiscal 1997 first quarter and 6,164,000 shares outstanding during the fiscal 1996 first quarter.


NOTE D - RECLASSIFICATION:
- - --------------------------

Certain items have been reclassified in the presentation of the thirteen weeks of fiscal 1996 to conform with the presentation in the current period.


NOTE E - LOAN AGREEMENTS:
- - -------------------------

Subsequent to the end of the quarter ended May 1, 1996 the Company restructured its senior credit facility. The restructuring eliminated certain financial and other loan covenant violations of the senior credit facility at year end. In addition, the restructuring extended until maturity, or extension thereof, the lenders agreement to forebear the declaration of a cross default as a result of the breach of the covenant under the Mortgage Loan. The restructuring of the senior credit facility will also, once the sale of the Nashville Property takes place, allow the Company to borrow an additional $1.0 million for general corporate purposes, including the repayment of indebtedness.

In connection with the foregoing restructuring, the Company has amended certain warrants held by the lenders by lowering the exercise price from $10.00 per share to $3.00 per share on 240,000 outstanding warrants. The Company also issued the lenders additional warrants to purchase 120,000 shares of Class A common stock at an exercise price of $6.00 per share.

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  MAY 1, 1996



NOTE F - STOCK OPTIONS
- - ----------------------

During the quarter ended May 1, 1996, the following changes occurred in outstanding stock options:




                                            Stock     Exercise
                                           Options      Price
                                          ---------  ------------

  Options outstanding, January 31, 1996     170,500   $9.75-$27.00
  Options granted                           352,900   $       6.00
  Options cancelled                        (171,100)  $6.00-$27.00
  Options exercised                           -0-              -0-
                                           --------   ------------

  Options outstanding, May 1, 1996          352,300          $6.00
                                           ========   ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

Thirteen Weeks Ended May 1, 1996 compared to Thirteen Weeks Ended May 3, 1995.

  Net sales for the thirteen weeks ended May 1, 1996, (the "1997 Quarter") were $33.5 million, compared to $34.9 million for the thirteen weeks ended May 3, 1995, (the "1996 Quarter"). Comparable store sales declined 3.9% for the period. This decline can be attributed to the extreme weather conditions early in the 1997 Quarter as well as growing competition in the Atlanta metropolitan area.

  Gross profit as a percentage of net sales in the 1997 Quarter increased to $8.9 million or 26.7% of net sales compared to $8.7 million or 24.8% of net sales in the 1996 Quarter. The increase in gross profit as a percentage of net sales reflects the Company's on-going improvements in operations at all levels including new merchandising initiatives combined with better operational performance at store level, higher employee morale and a more cohesive management team.

  Direct store expenses increased to $5.4 million or 16.0% of net sales in the 1997 Quarter compared to $5.2 million or 15.0% of net sales in the 1996 Quarter. The increase is attributable to wage increases which the Company implemented for its employees in order to stay competitive in the market, as well as additional labor added to improve service. Selling, general and administrative expenses decreased to $2.7 million or 8.1% of net sales in the 1997 Quarter from $2.9 million or 8.2% of net sales in the 1996 Quarter. The decrease is primarily attributable to management restructuring at the Company's corporate headquarters.

  Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold), declined to $0.8 million or 2.5% of net sales in the 1997 Quarter from $0.9 million or 2.6% of net sales in the 1996 Quarter. This decline resulted from certain assets becoming fully depreciated prior to or during the 1997 Quarter.

  During the 1997 Quarter the Company had an operating gain of $31,000 or 0.1% of net sales as compared to an operating loss in the 1996 Quarter of $337,000 or (1.0)% of net sales.

  Interest expense remained virtually unchanged at $0.7 million or 2.2% of net sales in the 1997 Quarter compared to $0.7 million or 2.0% of net sales in the 1996 Quarter.

  Other income increased to $0.4 million or 1.3% of net sales during the 1997 Quarter, from $0.2 million or 0.7% of net sales in the 1996 Quarter. This increase is primarily due to a gain on the sale of an outparcel at the Gwinnett megastore.

  As a result of the above, the Company's operations incurred a net loss for the 1997 Quarter of $319,000 or ($.05) per common share, compared with a net loss of $836,000 or ($.14) per common share during the 1996 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

  During the 1997 Quarter, the Company's operating activities provided $0.4 million in cash and the Company invested $0.7 million in capital expenditures which was offset by $0.9 million in gross proceeds from the sale of nonproducing property and equipment. The Company paid $0.5 million on its line of credit and $1.0 million on its long term obligations. As a result, net cash during the 1997 Period decreased by $0.9 million resulting in a quarter-end cash balance of $0.1 million. The Company had available at quarter end $0.5 million in additional borrowing capacity under its credit facilities.

  Cash provided by investing activities in the 1997 Quarter was approximately $0.2 million. Investing activities consisted mainly of capital expenditures for property and equipment relating to stores and manufacturing facilities. During the 1997 Quarter, the Company used $0.3 million to remodel a portion of the Gwinnett megastore to include an ethnic food department, $0.1 million for additional packaging equipment in the Company's USDA manufacturing facilities, and $0.3 million at the other stores. Total capital expenditures were $0.7 million. Proceeds from the sale of property and equipment consisted primarily from the sale of an outparcel at the Gwinnett megastore of $0.7 million in gross proceeds and $0.2 million from the sale of other nonproducing assets. Total cash provided by investing activities was $0.2 million.

  Cash used by financing activities in the 1997 Quarter was approximately $1.5 million. Financing activities consisted mainly of repayments under the Company's long-term debt for real estate sold as well as payments on the line of credit and capital leases. At the end of 1997 Quarter the Company had $0.5 million left on the credit facilities and a $0.1 million cash balance.

  The Company's working capital position in 1997 Quarter was ($0.7) million.
The decrease in working capital is due largely to a mortgage note (the "Mortgage Loan") on the Company's distribution center and baking facility maturing in June 1996. The note at the end of the 1997 Quarter had a balance of $3.2 million and is classified as a current liability in the Company's financial statements. During the third quarter of fiscal 1996 the Company was in violation of a covenant under the Mortgage Loan. The covenant was met for the fourth quarter of fiscal 1996 and the 1997 Quarter. Subsequent to the 1997 Quarter, the Company has found what it believes to be a viable resolution for obtaining refinancing/repayment of the Mortgage Loan. The Company expects to finalize this activity during the second quarter of fiscal 1997.

  To increase liquidity and to concentrate on the existing stores in Atlanta, the Company decided in 1995 to sell a 17 acre tract of land in Nashville, Tennessee (the "Nashville Property"). The Nashville Property was originally purchased in October 1993 to construct a store. The Company has entered into an agreement for the sale of the Nashville Property subject to various zoning changes, which recently were approved. Management believes that the sale will close in the second quarter of fiscal 1997. The contract for the Nashville Property provides for net proceeds to the Company to be approximately equal to book value. In addition, several out-parcels at the Gwinnett megastore location are being negotiated. One sale closed in the 1997 Quarter and the second is expected to close in the second quarter of fiscal 1997. Such sales are expected to impact profits positively by reducing the costs associated with the carrying of such assets and by using the proceeds from the sales to reduce the Company's indebtedness and, therefore, the related interest expenses.

  Subsequent to the end of the 1997 Quarter, the Company restructured its senior credit facility. The restructuring eliminated certain financial and other loan covenant violations of the senior credit facility. In addition, the restructuring extended until maturity, or extension thereof, the lenders agreement to forebear the declaration of a cross default as a result of the breach of the covenant under the Mortgage Loan for the third quarter of fiscal 1996, which has yet to be waived by the lender. The restructuring of the senior credit facility will also, once the sale of the Nashville Property occurs, permit the Company to borrow an additional $1.0 million for general corporate purposes, including the repayment of indebtedness.

  In connection with the foregoing restructuring, the Company has amended certain warrants held by the lenders by lowering the exercise price from $10.00 per share to $3.00 per share on 240,000 outstanding warrants. The Company also issued the lenders additional warrants to purchase 120,000 shares of Class A common stock at an exercise price of $6.00 per share.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings


  From time to time the Company is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date, and the Company does not believe that the outcome of any existing lawsuits will have a material adverse effect on its business or financial condition.


Item 2. Changes in Securities

  There have been no material modification in the instruments defining the rights of shareholders. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        A.   No exhibits are filed with this report.

        B. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HARRY'S FARMERS MARKET, INC.



Dated:  June 11, 1996                 By: /s/ Harry A. Blazer
      -----------------------            ----------------------------
                                         HARRY A. BLAZER
                                         Chairman, President and Chief
                                         Executive Officer
                                         (principal executive officer)



Dated:  June 11, 1996                 By: /s/ Harold C. Weissman
      ------------------                 ---------------------------
                                         HAROLD C. WEISSMAN
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)