Form 10-Q
period 1996-07-31
HARRYS FARMERS MARKET INC
filed 1996-09-13
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
    July 31, 1996                                                0-21486



                          HARRY'S FARMERS MARKET, INC.
- --------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


      Georgia                                                 58-2037452
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


1180 Upper Hembree Road, Roswell, Georgia                          30076
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (770) 667-8878
                                                   -----------------------------

                                      N/A
 -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X              No
              ------------          --------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

       Class A Common                                    4,117,873
- ------------------------------              ------------------------------------
          Class                               Outstanding at September 10, 1996

       Class B Common                                    2,050,701
- ------------------------------              ------------------------------------
          Class                               Outstanding at September 10, 1996

                        PART I - FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets



Amounts in thousands                          (Unaudited)
                                               July 31,                  January 31,
                                                 1996                       1996
                                              ------------------------------------------
ASSETS

CURRENT ASSETS
 Cash                                            $ 1,111                   $ 1,042
 Accounts receivable, net of allowance               722                       132
 Inventories                                       9,012                     7,894
 Other receivables                                   457                       174
 Prepaid expenses                                    738                       829
                                                  ------                    ------

  Total current assets                            12,040                    10,071

PROPERTY AND EQUIPMENT
 Buildings                                        34,470                    34,329
 Equipment                                        23,285                    22,561
 Vehicles                                             93                       560
 Construction in progress                             --                        24
                                                  ------                    ------
                                                  57,848                    57,474
 Accumulated depreciation                        (18,420)                  (16,615)
                                                  ------                    ------
                                                  39,428                    40,859
 Land                                              8,030                     8,521
                                                  ------                    ------
                                                  47,458                    49,380

OTHER ASSETS
 Property held for sale                            1,903                     6,198
 Deposits on equipment                               455                       454
 Loan costs                                          329                       326
 Other                                               310                       331
                                                  ------                    ------
                                                   2,997                     7,309
                                                  ------                    ------

 Total assets                                    $62,495                   $66,760
                                                  ======                    ======

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                        (Unaudited)
                                              July 31,              January 31,
                                                1996                    1996
                                           ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of notes payable         $    986                 $  3,792
 Accounts payable - trade                       5,791                    4,701
 Accrued insurance                                117                      156
 Accrued payroll and payroll taxes payable        617                      612
 Sales taxes payable                              327                      238
 Other accrued liabilities                        855                      682
                                           -----------             ------------

   Total current liabilities                    8,693                   10,181


NOTES PAYABLE, net of current maturities       25,873                   28,789


REDEEMABLE PREFERRED STOCK                     10,238                   10,124


STOCKHOLDERS' EQUITY
 Common stock - Class A                        34,623                   34,578
 Common stock - Class B                         3,936                    3,976
 Additional Paid-in Capital                       257                      372
 Accumulated deficit                          (21,125)                 (21,260)
                                           -----------             ------------
   Total stockholders' equity                  17,691                   17,666
                                           -----------             ------------

   Total liabilities and stockholders'
    equity                                   $ 62,495                 $ 66,760
                                           ===========             ============

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share data
                                              For the Thirteen Weeks Ended,
                                         ---------------------------------------

                                             July 31, 1996      August 2, 1995
                                         ---------------------------------------
Net sales                                $38,224    100.0%     $40,940    100.0%
Cost of goods sold                        28,172     73.7%      30,941     75.6%
                                         -----------------     -----------------

Gross profit                              10,052     26.3%       9,999     24.4%

Operating expenses
  Direct store expenses                    5,804     15.2%       6,598     16.1%
  Selling, general & administrative        2,756      7.2%       2,848      7.0%
  Depreciation and amortization              868      2.3%       1,006      2.5%
  Preopening amortization                    -        0.0%         196      0.5%
                                         -----------------     -----------------
Total operating expenses                   9,428     24.7%      10,648     26.0%


Operating income (loss)                      624      1.6%        (649)    -1.6%

Interest expense                             666      1.7%         744      1.8%
Other income                                (439)    -1.1%        (266)    -0.6%
                                         -----------------     -----------------


Pretax income (loss)                         397      1.0%      (1,127)    -2.8%

Income taxes                                 -        0.0%         -        0.0%
                                         -----------------     -----------------

Net income (loss)                            397      1.0%      (1,127)    -2.8%

Provision for accretion of warrants          (57)    -0.1%         (57)    -0.1%
                                         -----------------     -----------------

Net income (loss) applicable to
  common shareholders                    $   340      0.9%     $(1,184)    -2.9%
                                         =================     =================


Earnings per common and
  common equivalent share:
  Primary                                $  0.05               $ (0.19)
                                         =================     =================


Shares used in computing earnings per
  common and common equivalent share:
  Primary                                  6,205                 6,164

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share data
                                             For the Twenty-six Weeks Ended,
                                         ---------------------------------------

                                             July 31, 1996      August 2, 1995
                                         ---------------------------------------
Net sales                                $71,738    100.0%     $75,856    100.0%
Cost of goods sold                        52,739     73.5%      57,207     75.4%
                                         -----------------     -----------------

Gross profit                              18,999     26.5%      18,649     24.6%

Operating expenses
  Direct store expenses                   11,178     15.6%      11,828     15.6%
  Selling, general & administrative        5,473      7.6%       5,703      7.5%
  Depreciation and amortization            1,693      2.4%       1,908      2.5%
  Preopening Amortization                    -        0.0%         196      0.3%
                                         -----------------     -----------------
Total operating expenses                  18,344     25.6%      19,635     25.9%


Operating income (loss)                      655      0.9%        (986)    -1.3%

Interest expense                           1,390      1.9%       1,433      1.9%
Other income                                (870)    -1.2%        (513)    -0.7%
                                         -----------------     -----------------


Pretax income (loss)                         135      0.2%      (1,906)    -2.5%

Income taxes                                 -        0.0%         -        0.0%
                                         -----------------     -----------------

Net income (loss)                            135      0.2%      (1,906)    -2.5%

Provision for accretion of warrants         (114)    -0.2%        (114)    -0.2%
                                         -----------------     -----------------

Net income (loss) applicable to
  common shareholders                    $    21      0.0%     $(2,020)    -2.7%
                                         =================     =================


Earnings per common and
  common equivalent share:
  Primary                                $  0.00               $ (0.33)
                                         =================     =================


Shares used in computing earnings per
  common and common equivalent share:
  Primary                                  6,187                 6,164

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

Amounts in thousands                                      For the Twenty-six Weeks Ended,
                                                    ------------------------------------------

                                                    July 31, 1996               August 2, 1995
                                                    ------------------------------------------
Changes in cash
Cash flows from operating activities:
  Net gain (loss)                                         $   135                      $(1,906)
  Adjustments to reconcile net loss
    to cash provided by operations:
     Depreciation and amortization                          2,415                        2,847
     Gain on sale of equipment                               (439)                         (15)
     Decrease (increase) in accounts receivable              (590)                          66
     Decrease (increase) in other receivables                 (51)                           5
     Increase in pre-opening expenses                         -                           (416)
     Increase in inventories                               (1,118)                      (1,865)
     Decrease in prepaid and deferred expenses                 91                          781
     Increase in other assets                                (103)                           0
     Increase in accounts payable                           1,090                        1,274
     Increase in accrued liabilities                          227                          129
                                                       ----------                  -----------

     Net cash provided by operating activities              1,657                          900

Cash flows from investing activities:
  Capital expenditures, including capitalized interest     (1,036)                      (3,725)
  Proceeds from sale of property and equipment              5,195                          -
  Decrease (increase) in notes receivable                     (30)                         -
                                                       ----------                 ------------

      Net cash provided (used) by investing activities      4,129                       (3,725)


Cash flows from financing activities:
  Proceeds from long-term debt, net of costs                  -                            164
  Line of credit                                              210                          650
  Principal payments on long-term obligations              (5,932)                        (226)
  Proceeds from employee stock purchase                         5                          -
                                                       ----------                 ------------


      Net cash provided (used) by financing activities     (5,717)                         588
                                                       ----------                  -----------


Net increase (decrease) in cash                                69                       (2,237)

Cash at beginning of period                                 1,042                        2,297
                                                       ----------                 ------------

Cash at end of period                                     $ 1,111                      $    60
                                                       ==========                 ============

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                                 JULY 31, 1996


NOTE A - BASIS OF PRESENTATION:
- -------------------------------

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of July 31, 1996 and the results of operations and cash flows for the thirteen and twenty-six weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended January 31, 1996 ("fiscal 1996") included in the Company's Annual Report on Form 10-K, as amended.


NOTE B - INVENTORIES:
- --------------------

Inventories consist primarily of grocery items and are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.


NOTE C - EARNINGS PER SHARE:
- ----------------------------

Earnings per share for the periods presented are based on shares of common and common stock equivalents outstanding during the fiscal quarter ended July 31, 1996 and shares of common and common stock equivalents outstanding during the fiscal quarter ended August 2, 1995.


NOTE D - RECLASSIFICATION:
- --------------------------

Certain items have been reclassified in the presentation of the first twenty-six weeks of fiscal 1996 to conform with the presentation in the current period.

NOTE E - LOAN AGREEMENTS
- ------------------------

During fiscal quarter ended July 31, 1996, the Company restructured its senior credit facility. The restructuring eliminated certain financial and other loan covenant violations of the senior credit facility at year end. In addition, the restructuring extended until maturity, or extension thereof, the lenders agreement to forebear the declaration of a cross default as a result of the breach of the covenant under the Mortgage Loan. The restructuring of the senior credit facility will allow the Company to borrow an additional $1.0 million for general corporate purposes, including the repayment of indebtedness.

In connection with the foregoing restructuring, the Company has amended certain warrants held by the lenders by lowering the exercise price from $10.00 per share to $3.00 per share on 240,000 outstanding warrants. The Company also issued the lenders additional warrants to purchase 120,000 shares of Class A common stock at an exercise price of $6.00 per share.

NOTE F - STOCK OPTIONS
- ----------------------

During the fiscal quarter ended July 31, 1996, the following changes occurred in outstanding stock options:

                                                                    Exercise
                                                     Shares          Price
                                                    --------        --------

          Options outstanding, May 1, 1996          352,300            $6.00
          Options granted                              -                 -
          Options cancelled                         (43,475)           $6.00
          Options exercised                            -                 -
                                                    -------         --------

          Options outstanding, July 31, 1996        308,825            $6.00


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Thirteen Weeks Ended July 31, 1996 compared to Thirteen Weeks Ended August 2, 1995.

          Net sales for the thirteen weeks ended July 31, 1996 (the "1997 Second Quarter") were $38.2 million, compared to $40.9 million for the thirteen weeks ended August 2, 1995 (the "1996 Second Quarter"). This decrease is primarily a result of the inclusion of $4.5 million from the Clayton County megastore in the 1996 Second Quarter sales, which store was closed in November 1995. However, included in the 1997 Second Quarter sales was $0.7 million of sales directly related to the 1996 Olympic Games in the Atlanta area. Comparable store sales increased 2.8% for the 1997 Second Quarter as compared to the 1996 Second Quarter. The increase is primarily due to the Company's improved marketing and merchandising efforts.

          Gross profit as a percentage of net sales in the 1997 Second Quarter increased to $10.1 million or 26.3% of net sales compared to $10.0 million or 24.4% of net sales in the 1996 Second Quarter. The 1996 Second Quarter gross profit reflects above normal waste and promotional pricing associated with the opening of the Clayton County megastore. Additional reasons for the increase in gross profit as a percentage of net sales from the 1996 Second Quarter to the 1997 Second Quarter include the Company's on-going improvements in operational efficiencies at all levels, including new merchandising initiatives, better operational performance at the store level, higher employee morale and a more cohesive management team.

          Direct store expenses decreased to $5.8 million or 15.2% of net sales in the 1997 Second Quarter compared to $6.6 million or 16.1% of net sales in the 1996 Second Quarter. The direct store expenses during the 1996 Second Quarter consisted of higher expenses primarily related to labor costs for the opening of the Clayton County megastore. Selling, general and administrative expenses remained relatively unchanged at $2.8 million during the 1997 Second Quarter compared with $2.8 million during the 1996 Second Quarter. While the Company experienced an increase in advertising expenses, bank charges, employee hiring expenses and professional fees, there was a comparable offset in selling, general and administrative expenses as a result of a decrease in labor costs, consulting fees and insurance premiums. However, as a result of the decrease in 1997 Second Quarter sales as compared to 1996 Second Quarter sales, due to the reasons set forth above, selling, general and administrative expenses as a percentage of net sales increased to 7.2% compared with 7.0% in the 1996 Second Quarter.

          Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold), declined to $0.9 million or 2.3% of net sales in the 1997 Second Quarter from $1.2 million or 3.0% of net sales in the 1996 Second Quarter. The decline in depreciation and amortization expense is the result of the inclusion in the 1996 Second Quarter of $0.2 million or 0.5% of pre-opening expenses relating to the opening of the Clayton County megastore and $0.1 million or 0.2% of depreciation on certain assets that have since been taken out of service from the closing of the Clayton County megastore. In addition, the decline is the result of certain other assets becoming fully depreciated prior to and during the 1997 Second Quarter.

          During the 1997 Second Quarter the Company had an operating profit of $0.6 million or 1.6% of net sales as compared to an operating loss in the 1996 Second Quarter of $0.7 million or (1.6)% of net sales, due to the reasons set forth above.

          Interest expense decreased to $0.7 million or 1.7% of net sales in the 1997 Second Quarter compared to $0.8 million or 1.8% of net sales in the 1996 Second Quarter. This decrease primarily is the result of applying the net proceeds from the real estate sales of (i) the Clayton County megastore, (ii) one outparcel at the Gwinnett megastore and (iii) the Nashville, Tennessee undeveloped property in order to reduce the Company's long term obligations, which in turn has reduced interest expense.

          Other income increased to $0.4 million or 1.1% of net sales during the 1997 Second Quarter, from $0.3 million or 0.6% of net sales in the 1996 Second Quarter. This increase is primarily due to a gain realized on the sale of the Nashville Property.

          As a result of the above, the Company's operations incurred a net profit for the 1997 Second Quarter of $0.3 million or $.05 per common and common equivalent share, primary, compared with a net loss of $1.18 million or ($.19) per common and common equivalent share, primary, during the 1996 Second Quarter.

Twenty-Six Weeks Ended July 31, 1996 compared to Twenty-Six Weeks Ended August 2, 1995.

          Net sales for the first twenty-six weeks of fiscal 1997 decreased to $71.7 million from $75.9 million for the first twenty-six weeks of fiscal 1996. This decrease is primarily the result of the inclusion in the first half of fiscal 1996 of $4.5 million of revenues associated with the opening of the Clayton County megastore in May 1995, which store was closed in November 1995.

However, the first half of fiscal 1997 included $0.7 million of business related to the 1996 Olympic Games in the Atlanta area. On a comparable store basis, sales decreased 0.4%. This decrease comprises a 3.9% comparable store sales decline during the first quarter of fiscal 1997 due to extreme weather conditions and growing competition in the Atlanta area, which was partially offset by a 2.8% comparable store sales increase during the second quarter of fiscal 1997 as a result of improved marketing and merchandising efforts.

          Gross profit, as a percentage of net sales, for the first half of fiscal 1997 improved to $19.0 million or 26.5% from $18.7 million or 24.6% in the first half of fiscal 1996. This increase resulted from improvements in manufacturing efficiencies, reduced retail waste of manufactured products and new merchandising initiatives combined with better operational performance. Gross profit during the first half of fiscal 1996 was also adversely affected due to above normal waste and promotional pricing associated with the opening of the Clayton County megastore.

          Direct store expenses for the first twenty-six weeks of fiscal 1997 decreased to $11.2 million from $11.8 million for the first twenty-six weeks of fiscal 1996. During the first half of fiscal 1996 labor expenses were higher as a result of opening the Clayton County megastore. As a percentage of net sales, direct store expenses remained relatively unchanged at 15.6% for both the first half of fiscal 1997 and the first half of fiscal 1996. Selling, general and administrative expense for the first half of fiscal 1997 decreased to $5.5 million from $5.7 million in the first half of fiscal 1996 which is primarily attributable to lower labor costs. However, due to the sales decrease in the first half of fiscal 1997 as compared to the first half of fiscal 1996, selling, general and administrative expense as a percentage of net sales increased slightly to 7.6% in the first half of fiscal 1997 from 7.5% in the same period of the previous year.

          Depreciation and amortization declined to $1.7 million or 2.4% from $2.1 million or 2.8% in the first twenty-six weeks of fiscal 1996. This reduction resulted from the physical transfer and reclassification of assets and depreciation expense from stores to property held for sale and from certain other assets becoming fully depreciated prior to or during fiscal 1997. The first half of fiscal 1996 also included $0.2 million or 0.3% of pre-opening expenses for the Clayton County megastore.

          Due to the reasons set forth above, during the first twenty-six weeks of fiscal 1997 the Company had an operating profit of $0.7 million or 0.9% of net sales as compared to an operating loss in the first twenty-six weeks of fiscal 1996 of $1.0 million or (1.3)%.

          Interest expense decreased to $1.39 million in the first twenty-six weeks of fiscal 1997 from $1.43 million in the first twenty-six weeks of fiscal 1996. This decrease is attributable to the reduction in long term obligations from the sale of (i) the Clayton County megastore, (ii) one outparcel at the Gwinnett megastore and (iii) the sale of the Nashville Property. However, due to the decrease in the first half of fiscal 1997 sales as compared to the first half of fiscal 1996, interest expense as a percentage of net sales remained relatively unchanged at 1.9%.

          Other income in the first twenty-six weeks of fiscal 1997 increased to $0.9 million or 1.2% compared to $0.5 million or 0.7% of net sales in the first half of fiscal 1996. The major component of the increase is a gain realized on the sales of the Gwinnett outparcel and the Nashville Property.

          As a result of the above, the Company's operations for the first twenty-six weeks of fiscal 1997 generated a net profit of $0.02 million or $.00 per common and common equivalent share, primary, compared with a net loss of $2.02 million or ($.33) per common and common equivalent share, primary, for the first twenty-six weeks of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

          During the first twenty-six weeks of fiscal 1997, the Company's operating activities provided $1.6 million in cash and the Company invested $1.0 million in capital expenditures which was offset by $5.2 million in gross proceeds from the sale of nonproducing property and equipment. The Company also borrowed $0.2 million on its line of credit and paid off $5.9 million on its long term obligations. As a result, net cash during the first half of fiscal 1997 increased by $0.1 million resulting in a quarter-end cash balance of $1.1 million. At July 31, 1996, the Company had available $0.8 million in additional borrowing capacity under its credit facilities.

          Cash provided by investing activities in the first twenty-six weeks of fiscal 1997 was approximately $4.1 million. Investing activities consisted mainly of capital expenditures for property and equipment relating to stores and manufacturing facilities. During the first twenty-six weeks of fiscal 1997, the Company used $0.5 million for additional equipment and building improvements at the Alpharetta megastore and bakery facility, $0.3 million to remodel a portion of the Gwinnett megastore to include an ethnic food department and $0.2 million for additional packaging equipment in the Company's USDA manufacturing facilities. Total capital expenditures were $1.0 million. Proceeds from the sale of property and equipment consisted primarily of the sale of an outparcel at the Gwinnett megastore property for $0.7 million in gross proceeds, $4.3 million in proceeds from the sale of the Nashville, Tennessee property and $0.2 million from the sale of other nonproducing assets.

          Cash used by financing activities in the first half of fiscal 1997 was approximately $5.7 million. Financing activities consisted mainly of repayments under the Company's long-term debt for real estate sold as well as payments on the line of credit and capital leases. At the end of the first half of fiscal 1997 the Company had $0.8 million left on the credit facilities and a $1.1 million cash balance.

          The Company's working capital position in the first half of fiscal 1997 was $3.3 million as compared to ($0.1) million at fiscal year ended January 31, 1996. The increase in working capital is due largely to a mortgage note (the "Mortgage Loan") on the Company's distribution center and baking facility being reduced by a principal payment of $0.5 million, and the due date being extended from June 30, 1996 until December 31, 1997, and thus allowing $2.3 million to be reclassified to long term debt. Primarily as a result of these actions, the current maturities of notes payable decreased by approximately $2.8 million. The Company is now in full compliance with all covenants, conditions and terms of the Mortgage Loan. In addition, the Company's current assets increased in part because its accounts receivable increased to $0.7 million as of the first half of fiscal 1997 as compared to $0.1 million at fiscal 1996 year end. This increase in accounts receivable, as well as an additional approximately $0.4 million in revenues to be recognized during the next fiscal quarter, is primarily due to business incurred directly related to the 1996 Olympic Games in the Atlanta area. The Company expects the full amount of such Olympic related receivables to be paid during the fiscal quarter ended October 30, 1996.

          To increase liquidity and concentrate on the existing stores in the Atlanta metropolitan area, the Company decided in 1995 to sell a 17 acre tract of land in Nashville, Tennessee (the "Nashville Property") which was originally purchased in October 1993 to construct a megastore. The Company completed the sale of the Nashville Property in June 1996. The net proceeds from such sale of $4.3 million have been used to reduce the Company's long term obligations. In addition, $0.2 million in impact fees have been recorded by the Company and are due from the purchaser of the Nashville Property. In addition to the sale of one outparcel of land at the Gwinnett megastore property, the Company had previously disclosed that it anticipated a sale of a second outparcel at such location. Such sale has been terminated and another purchaser is being sought for the property. Net proceeds from such sale are expected to be approximately $0.4 million and would be used to further reduce the Company's long term borrowings.

          During fiscal quarter ended July 31, 1996, the Company restructured its senior credit facility. The restructuring eliminated certain financial and other loan covenant violations of the senior credit facility at year end. In addition, the restructuring extended until maturity, or extension thereof, the lenders agreement to forebear the declaration of a cross default as a result of the breach of the covenant under the Mortgage Loan. The restructuring of the senior credit facility will allow the Company to borrow an additional $1.0 million for general corporate purposes, including the repayment of indebtedness.

          In connection with the foregoing restructuring, the Company has amended certain warrants held by the lenders by lowering the exercise price from $10.00 per share to $3.00 per share on 240,000 outstanding warrants. The Company also issued the lenders additional warrants to purchase 120,000 shares of Class A common stock at an exercise price of $6.00 per share.

          The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on internally generated funds and the continued availability of and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities, as restructured, will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements through the fiscal year ending January 29, 1997. However, if there is a significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

          Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, weather, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     A. At the Company's Annual Meeting of Shareholders, on June 19, 1996, the shareholders acted upon the following matters:

          (i) The shareholders elected the following individuals, which constitute the entire Board of Directors, as directors of the Company for a term of one year, with votes cast as set forth below:


                                        Votes For:          Votes Against:
                                        ----------          --------------
                 Harry A. Blazer        23,689,049             50,842
                 Terry L. Ransom        23,693,575             46,316
                 Robert C. Glustrom     23,695,399             44,492
                 John D. Branch         23,695,749             44,142

          (ii) The shareholders approved the adoption of the Company's 1996 Director Stock Option Plan and the reservation of an aggregate of 200,000 shares of Class A Common Stock for issuance thereunder. The votes cast for such proposal were as follows:
                 21,527,510 shares for; 129,734 shares against; 26,352 shares abstained; and 2,056,295 broker non-votes.

          (iii) The shareholders approved the adoption of the Company's 1996 Employee Stock Purchase Plan and the reservation of an aggregate of 300,000 shares of Class A Common Stock for issuance thereunder. The votes cast for such proposal were as follows: 21,599,824 shares for; 66,369 shares against; 17,403 shares abstained; and 2,056,295 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

     A.   No exhibits are filed with this report.

     B.   No reports on Form 8-K were filed during the quarter ended
          July 31, 1996.

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HARRY'S FARMERS MARKET, INC.



Dated:  September 13, 1996             By:  /s/ Harry A. Blazer
        -------------------                -----------------------------
                                       HARRY A. BLAZER
                                       Chairman, President and Chief Executive
                                        Officer
                                       (principal executive officer)



Dated:  September 13, 1996             By:  /s/ Harold C. Weissman
        -------------------                -----------------------------
                                       HAROLD C. WEISSMAN
                                       Chief Financial Officer
                                       (principal financial and accounting
                                        officer)