Form 10-Q
period 1996-10-30
HARRYS FARMERS MARKET INC
filed 1996-12-12
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                       Commission File Number:
    October 30, 1996                                    0-21486

                         HARRY'S FARMERS MARKET, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

       Georgia                                         58-2037452
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)


1180 Upper Hembree Road, Roswell, Georgia                  30076
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code:    (770) 667-8878
                                                   -----------------------------

                                      N/A
--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X               No
                   ---------             __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



          Class A Common                            4,117,873
-------------------------------          ---------------------------------
             Class                        Outstanding at December 5, 1996

          Class B Common                            2,050,701
-------------------------------          ---------------------------------
             Class                        Outstanding at December 5, 1996

                        PART I - FINANCIAL INFORMATION

                         ITEM 1.  Financial Statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                           (Unaudited)
                                               October 30,        January 31,
                                                  1996               1996
                                            ------------------------------------
ASSETS
CURRENT ASSETS
  Cash                                            $   886             $ 1,042
  Accounts receivable, net of allowance               253                 132
  Inventories                                       8,847               7,894
  Other receivables                                 1,214                 174
  Prepaid expenses                                    658                 829
                                            -------------        ------------

    Total current assets                           11,858              10,071

PROPERTY AND EQUIPMENT
  Buildings                                        34,502              34,329
  Equipment                                        23,422              22,561
  Vehicles                                             92                 560
  Construction in progress                              -                  24
                                            -------------        ------------
                                                   58,016              57,474
  Accumulated depreciation                        (19,452)            (16,615)
                                            -------------        ------------
                                                   38,564              40,859
  Land                                              8,030               8,521
                                            -------------        ------------
                                                   46,594              49,380

OTHER ASSETS
  Property held for sale                            1,903               6,198
  Deposits on equipment                               522                 454
  Loan costs                                          301                 326
  Other                                               304                 331
                                            -------------        ------------
                                                    3,030               7,309
                                            -------------        ------------

    Total assets                                  $61,482             $66,760
                                            =============        ============

See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                           (Unaudited)
                                               October 30,        January 31,
                                                  1996               1996
                                            ------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of notes payable             $   910             $ 3,792
  Accounts payable-trade                            5,438               4,701
  Accrued insurance                                    67                 156
  Accrued payroll and payroll taxes payable           550                 612
  Sales taxes payable                                 107                 238
  Other accrued liabilities                           310                 682
                                            -------------        ------------

    Total current liabilities                       7,382              10,181


NOTES PAYABLE, net of current maturities           25,640              28,789


REDEEMABLE PREFERRED STOCK                         10,295              10,124


STOCKHOLDERS' EQUITY
  Common Stock - Class A                           34,623              34,578
  Common Stock - Class B                            3,936               3,976
  Additional Paid-in Capital                          692                 372
  Accumulated deficit                             (21,086)            (21,260)
                                            -------------        ------------
    Total stockholders' equity                     18,165              17,666
                                            -------------        ------------


    Total liabilities and stockholders'
      equity                                      $61,482             $66,760
                                            =============        ============


See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share data

                                                                              For the Thirteen Weeks Ended,
                                                               ----------------------------------------------------------

                                                                    October 30, 1996                    November 1, 1995
                                                               ----------------------------------------------------------
Net sales                                                        $   33,844     100.0%              $   36,697     100.0%
Cost of goods sold                                                   24,932      73.7%                  28,053      76.4%
                                                               -----------------------            -----------------------

Gross profit                                                          8,912      26.3%                   8,644      23.6%

Operating expenses
    Direct store expenses                                             5,082      15.0%                   6,141      16.7%
    Selling, general & administrative                                 2,548       7.5%                   3,429       9.3%
    Depreciation and amortization                                       874       2.6%                   1,066       2.9%
    Preopening amortization                                               -       0.0%                     231       0.6%
    Provision for store closing                                           -       0.0%                   4,430      12.1%
                                                               -----------------------            -----------------------
Total operating expenses                                              8,504      25.1%                  15,297      41.7%

Operating income (loss)                                                 408       1.2%                  (6,653)    -18.1%

Interest expense                                                        610       1.8%                     856       2.3%
Other income                                                           (241)     -0.7%                    (184)     -0.5%
                                                               -----------------------            -----------------------

Pretax income (loss)                                                     39       0.1%                  (7,325)    -20.0%

Income taxes                                                              -       0.0%                       -       0.0%
                                                               -----------------------            -----------------------

Net income (loss)                                                        39       0.1%                  (7,325)    -20.0%

Provision for accretion of warrants                                     (57)     -0.2%                     (57)     -0.2%
                                                               -----------------------            -----------------------

Net income (loss) applicable to common shareholders              $      (18)     -0.1%              $   (7,382)    -20.1%
                                                               =======================            =======================

Net loss per common share and common equivalent share:
Primary                                                          $     0.00                         $    (1.20)
                                                               =======================            =======================
Shares used in computing earnings per common share
and common equivalent share:
Primary                                                               6,228                              6,165

See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share data

                                                                               For the Thirty-nine Weeks Ended,
                                                           -----------------------------------------------------------------------

                                                               October 30, 1996                            November 1, 1995
                                                           -----------------------------------------------------------------------
Net sales                                                    $   105,583      100.0%                   $   112,553          100.0%
Cost of goods sold                                                77,671       73.6%                        85,260           75.8%
                                                           -------------------------                 -----------------------------

Gross profit                                                      27,912       26.4%                        27,293           24.2%

Operating expenses
  Direct store expenses                                           16,261       15.4%                        17,970           16.0%
  Selling, general & administrative                                8,023        7.6%                         9,132            8.1%
  Depreciation and amortization                                    2,566        2.4%                         2,973            2.6%
  Preopening amortization                                              -        0.0%                           428            0.4%
  Provision for store closing                                          -        0.0%                         4,430            3.9%
                                                           -------------------------                 -----------------------------
Total operating expenses                                          26,850       25.4%                        34,933           31.0%

Operating income (loss)                                            1,062        1.0%                        (7,640)          -6.8%

Interest expense                                                   2,000        1.9%                         2,289            2.0%
Other income                                                      (1,112)      -1.1%                          (697)          -0.6%
                                                           -------------------------                 -----------------------------

Pretax income (loss)                                                 174        0.2%                        (9,232)          -8.2%

Income taxes                                                           -        0.0%                             -            0.0%
                                                           -------------------------                 -----------------------------

Net income (loss)                                                    174        0.2%                        (9,232)          -8.2%

Provision for accretion of warrants                                 (171)      -0.2%                          (171)          -0.2%
                                                           -------------------------                 -----------------------------

Net income (loss) applicable to common shareholders          $         3        0.0%                   $    (9,403)          -8.4%
                                                           =========================                 =============================

Earnings (loss) per common share and
common equivalent share:
Primary                                                      $      0.00                               $     (1.53)
                                                           =========================                 =============================
Shares used in computing earnings per common share
outstanding and common equivalent share:
Primary                                                            6,211                                     6,164

See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

Amounts in thousands                                                                 For the Thirty-nine Weeks Ended,
                                                                         ---------------------------------------------------------

                                                                               October 30, 1996                 November 1, 1995
                                                                         ---------------------------------------------------------
Changes in Cash
Cash flows from operating activities:
  Net earnings (loss)                                                        $      174                              $     (9,232)
  Adjustments to reconcile net earnings (loss)
   to cash provided by operations:
      Depreciation and amortization                                               3,642                                     4,439
      Adjustment for property held for sale/store closing                             0                                     4,430
      Gain on sale of equipment                                                    (456)                                      (36)
      Decrease (increase) in accounts receivable                                   (121)                                       47
      Decrease (increase) in other receivables                                     (808)                                        6
      Increase in pre-opening expenses                                                -                                      (380)
      Increase in inventories                                                      (953)                                     (594)
      Decrease in prepaid and deferred expenses                                      19                                       824
      Increase in accounts payable                                                  737                                     1,079
      Decrease in accrued liabilities                                              (654)                                     (841)
                                                                           -------------                          ----------------

      Net cash provided (used) by operating activities                            1,580                                      (258)

Cash flows from investing activities:
  Capital expenditures, including capitalized interest                           (1,292)                                   (5,739)
  Proceeds from sale of property and equipment                                    5,195                                         -
  Decrease (increase) in notes receivable                                           (44)                                        0
                                                                           -------------                          ----------------

      Net cash provided (used) by investing activities                            3,859                                    (5,739)

Cash flows from financing activities:
  Proceeds from long-term debt, net of costs                                         47                                     1,586
  Line of credit                                                                    510                                     2,500
  Principal payments on long-term obligations                                    (6,157)                                       14
  Proceeds from employee stock purchase                                               5                                      (356)
                                                                           -------------                          ----------------

      Net cash provided (used) by financing activities                           (5,595)                                    3,744

                                                                           -------------                          ----------------

Net decrease in cash                                                               (156)                                   (2,253)

Cash at beginning of period                                                       1,042                                     2,297
                                                                           -------------                          ----------------

Cash at end of period                                                        $      886                              $         44
                                                                           =============                          ================

See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                               October 30, 1996

NOTE A - BASIS OF PRESENTATION:
------------------------------

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of October 30, 1996 and the results of operations and cash flows for the thirteen and thirty-nine weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended January 31, 1996 ("fiscal 1996") included in the Company's Annual Report on Form 10-K, as amended.

NOTE B - INVENTORIES:
--------------------

Inventories consist primarily of grocery items and are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.

NOTE C - EARNINGS PER SHARE:
---------------------------

Earnings per share for the periods presented are based on shares of common stock and common stock equivalents outstanding during the fiscal quarter ended October 30, 1996 and shares of common stock and common stock equivalents outstanding during the fiscal quarter ended November 1, 1995.

NOTE D - RECLASSIFICATION:
--------------------------

Certain items have been reclassified in the presentation of the first thirty-nine weeks of fiscal 1996 to conform with the presentation in the current period.

NOTE E - STOCK OPTIONS
----------------------

During the fiscal quarter ended October 30, 1996, the following changes occurred in outstanding stock options:

                                                                Exercise
                                                     Shares       Price
                                                     ------     --------
Options outstanding, July 31, 1996                  308,825       $6.00
Options granted                                      90,000       $3.00
Options canceled                                    (11,325)      $6.00
Options exercised                                         -           -
                                                     ------     --------
Options outstanding, October 30, 1996               387,500   $3.00 - $6.00

NOTE F-INSURANCE ADJUSTMENT
---------------------------

        During the fiscal quarter ended October 30, 1996, the Company's workers' compensation expense was reduced by approximately $800,000 as a result of its insurance carrier's audit of the Company's workers' compensation plan for the plan year ended July 2, 1996. The reduction resulted from lower payrolls and better than expected experience in workers' compensation claims during the plan year. The adjustment was allocated to the Company's functional areas with human resource costs. The adjustment is included in other receivables at October 30, 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended October 30, 1996 compared to Thirteen Weeks Ended November 1, 1995.

     Net sales for the thirteen weeks ended October 30, 1996 (the "1997 Third Quarter") were approximately $33.8 million, compared to approximately $36.7 million for the thirteen weeks ended November 1, 1995 (the "1996 Third Quarter"). This decrease is primarily a result of the inclusion of approximately $3.8 million from the Clayton County megastore in the 1996 Third Quarter sales, which store was closed in November 1995. However, included in the 1997 Third Quarter sales was approximately $0.6 million of sales directly related to the 1996 Olympic and Paralympic Games in the Atlanta area. Comparable store sales increased 1.3% for the 1997 Third Quarter as compared to the 1996 Third Quarter. The increase is primarily due to the Company's improved marketing and merchandising efforts.

     Gross profit as a percentage of net sales increased in the 1997 Third Quarter to approximately $8.9 million or 26.3% of net sales compared to approximately $8.6 million or 23.6% of net sales in the 1996 Third Quarter. The 1996 Third Quarter gross profit reflects above normal waste and promotional pricing associated with the since closed Clayton County megastore. Additional reasons for the increase in gross profit as a percentage of net sales from the 1996 Third Quarter to the 1997 Third Quarter include: (i) the recognition of a $0.5 million receivable resulting from an adjustment to workers' compensation expense (the "Workers' Compensation Adjustment"), which adjustment is a result of the Company's better than expected claims experience in workers' compensation; and (ii) the Company's on-going improvements in operational efficiencies at all levels, including new merchandising initiatives, better operational performance at the store level, higher employee morale and a more cohesive management team.

     Direct store expenses decreased to approximately $5.1 million or 15.0% of net sales in the 1997 Third Quarter compared to approximately $6.1 million or 16.7% of net sales in the 1996 Third Quarter. The direct store expenses during the 1996 Third Quarter consisted of higher expenses primarily related to labor costs for the Clayton County megastore. Additionally, the 1997 Third Quarter includes approximately $0.2 million credit arising from the Workers' Compensation Adjustment.

     Selling, general and administrative expenses decreased to approximately $2.5 million or 7.5% of net sales in the 1997 Third Quarter compared with approximately $3.4 million or 9.3% of net sales in the 1996 Third Quarter. The 1996 Third Quarter selling, general and administrative expenses consisted of (i) higher expenses related to the Clayton County megastore and (ii) higher corporate management costs. While the Company experienced an increase in advertising expenses during the 1997 Third Quarter, it was offset by a decrease in consulting and professional fees and executive and administrative labor costs as compared to the 1996 Third Quarter. The 1997 Third Quarter selling, general and administrative expenses also contains an adjustment of approximately $0.1 million related to the Workers' Compensation Adjustment.

     Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold), declined to approximately $0.9 million or 2.6% of net sales in the 1997 Third Quarter from approximately $1.1 million or 2.9% of net sales in the 1996 Third Quarter. The decline in depreciation and amortization expense is primarily the result of approximately $0.1 million or 0.2% of depreciation on certain assets that have since been taken out of service as a result of the closing of the Clayton County megastore. In addition, the decline is the result of certain other assets becoming fully depreciated prior to and during the 1997 Third Quarter. The 1996 Third Quarter also included approximately $0.2 million or 0.6% of pre-opening expenses relating to the opening of the Clayton County megastore, which opened during such quarter.

     During the 1997 Third Quarter the Company had an operating profit of approximately $0.4 million or 1.2% of net sales as compared to an operating loss in the 1996 Third Quarter of approximately $6.7 million or (18.1)% of net sales which is primarily attributable to the inclusion of approximately $4.4 million or 12.1% as a provision for the Clayton County store closing, as well as the reasons set forth above.

     Interest expense decreased to approximately $0.6 million or 1.8% of net sales in the 1997 Third Quarter compared to approximately $0.9 million or 2.3% of net sales in the 1996 Third Quarter. This decrease primarily is the result of applying the net proceeds from the real estate sales of (i) the Clayton County megastore, (ii) one outparcel at the Gwinnett megastore and (iii) the Nashville, Tennessee undeveloped property in order to reduce the Company's long term obligations, which in turn has reduced interest expense.

     Other income remained relatively unchanged at approximately $0.2 million during the 1997 Third Quarter, compared with approximately $0.2 million during the 1996 Third Quarter. However, as a result of the decrease in 1997 Third Quarter sales as compared to 1996 Third Quarter sales, due to reasons set forth above, other income as a percentage of net sales increased to 0.7% compared to 0.5% in the 1996 Third Quarter.

     As a result of the above, the Company's operations incurred a net loss for the 1997 Third Quarter of approximately $18,000 or approximately $.00 per common share and common equivalent share, primary, compared with a net loss of approximately $7.4 million or (approximately $1.20) per common share and common equivalent share, primary, during the 1996 Third Quarter.

Thirty-Nine Weeks Ended October 30, 1996 compared to Thirty-Nine Weeks Ended November 1, 1995.

     Net sales for the first thirty-nine weeks ended October 30, 1996 (the "1997 Period") decreased to approximately $105.6 million from approximately $112.6 million for the thirty-nine weeks ended November 1, 1995 (the "1996 Period"). This decrease is primarily the result of the inclusion in the 1996 Period of approximately $8.3 million of revenues associated with the opening of the Clayton County megastore in May 1995, which store was closed in November 1995. However, the 1997 Period included approximately $1.2 million of business related to the 1996 Olympic and Paralympic Games in the Atlanta area. On a comparable store basis, sales increased 0.1%. This increase is comprised of a 2.8% comparable store sales increase during the second quarter of fiscal 1997 as a result of improved marketing and merchandising efforts and a 1.3% comparable store sales increase during the Third Quarter of fiscal 1997, which was partially offset by a 3.9% comparable store sales decline during the first quarter of fiscal 1997 due to extreme weather conditions and growing competition in the Atlanta area.

     Gross profit, as a percentage of net sales, for the 1997 Period improved to approximately $27.9 million or 26.4% from approximately $27.3 million or 24.2% in the 1996 Period. This increase resulted from improvements in manufacturing efficiencies, reduced retail waste of manufactured products and new merchandising initiatives, all combined with better operational performance. In addition, while gross profit during the 1996 Period was adversely affected due to above normal waste and promotional pricing associated with the opening of the Clayton County megastore, gross profit during the 1997 Period includes approximately $0.5 million as a result of the Workers' Compensation Adjustment.

     Direct store expenses for the 1997 Period decreased to approximately $16.3 million or 15.4% from approximately $18.0 million or 16.0% for the 1996 Period. During the 1996 Period, as a result of opening the Clayton County megastore, the Company experienced higher labor expenses. During the 1997 Period, direct store expenses were reduced approximately $0.2 million as a result of the Workers' Compensation Adjustment.

     Selling, general and administrative expense for the 1997 Period decreased to approximately $8.0 million or 7.6% from approximately $9.1 million or 8.1% in the 1996

Period which is primarily attributable to lower labor costs. In addition, selling, general and administration expense for the 1997 Period contains an adjustment of approximately $0.1 million due to the Workers' Compensation Adjustment.

     Depreciation and amortization declined to approximately $2.6 million or 2.4% from approximately $3.0 million or 2.6% in the 1997 Period. This reduction resulted from the physical transfer and reclassification of assets and depreciation expense from stores to property held for sale and from certain other assets becoming fully depreciated prior to or during fiscal 1997. The 1996 Period also included approximately $0.4 million or 0.4% of pre-opening expenses for the Clayton County megastore.

     Due to the reasons set forth above, during the 1997 Period the Company had an operating profit of approximately $1.1 million or 1.0% of net sales as compared to an operating loss in the 1996 Period of approximately $7.6 million or (6.8)%.

     Interest expense decreased to approximately $2.0 million or 1.9% of net sales in the 1997 Period from approximately $2.3 million or 2.0% of net sales in the 1996 Period. This decrease is primarily attributable to the reduction in long term obligations from the sale of (i) the Clayton County megastore, (ii) one outparcel at the Gwinnett megastore and (iii) the sale of the Nashville Property.

     Other income in the 1997 Period increased to approximately $1.1 million or 1.1% compared to approximately $0.7 million or 0.6% of net sales in the 1996 Period. The major component of the increase is a gain realized on the sales of the Gwinnett outparcel and the Nashville Property.

     As a result of the above, the Company's operations for the 1997 Period generated a net profit of approximately $3,000 or approximately $.00 per common share and common equivalent share, primary, compared with a net loss of approximately $9.4 million, which includes a provision of approximately $4.4 million (or 3.9%) for closing the Clayton County megastore, or ($1.53) per common share and common equivalent share, primary, for the 1996 Period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the 1997 Period, the Company's operating activities provided approximately $1.6 million in cash and the Company invested approximately $1.3 million in capital expenditures which was offset by approximately $5.2 million in gross proceeds from the sale of nonproducing property and equipment. The Company also borrowed $0.5 million on its line of credit and paid off approximately $6.1 million on its long term obligations. As a result, net cash during the 1997 Period decreased by approximately $0.2 million resulting in a quarter-end cash balance of approximately $0.9 million. At October 30, 1996, the Company had available approximately $0.5 million in additional borrowing capacity under its credit facilities.

     Cash provided by investing activities in the 1997 Period was approximately $3.9 million. Investing activities consisted of capital expenditures for property and equipment relating to stores and manufacturing facilities. During the 1997 Period, the Company used approximately $0.6 million for additional equipment and building improvements at the Alpharetta megastore and bakery facility, approximately $0.4 million to remodel a portion of the Gwinnett megastore to include an ethnic food department and approximately $0.3 million for additional packaging equipment in the Company's USDA manufacturing facilities. Total capital expenditures incurred during the 1997 Period were approximately $1.3 million. Proceeds from the sale of property and equipment consisted primarily of the sale of an outparcel at the Gwinnett megastore property for approximately $0.7 million in gross proceeds, approximately $4.3 million in proceeds from the sale of the Nashville, Tennessee property and approximately $0.2 million from the sale of other nonproducing assets.

     Cash used by financing activities in the 1997 Period was approximately $5.6 million. Financing activities consisted mainly of repayments under the Company's long term debt from real estate sold, as well as regular payments on capital leases. In addition, the Company has continued to utilize its line of credit. At the end of the 1997 Period the Company had a cash balance of approximately $0.9 million.

     The Company's working capital position in the 1997 Period was increased to approximately $4.5 million as compared to approximately ($0.1) million at fiscal year ended January 31, 1996 ("Fiscal 1996 year End"). The increase in working capital is due largely to a mortgage note (the "Mortgage Loan") on the Company's distribution center and baking facility being reduced by a principal payment of approximately $0.5 million, and the due date being extended from June 30, 1996 until December 31, 1997, which has allowed approximately $2.3 million to be reclassified as long term debt. Primarily as a result of these actions, the current maturities of notes payable has decreased by approximately $2.8 million since Fiscal 1996 Year End.

     The Company is now in full compliance with all covenants, conditions and terms of the Mortgage Loan. In addition, the Company's working capital position was strengthened by an increase in current assets due in part to an increase in receivables to approximately $1.5 million as of the 1997 Period as compared to approximately $0.3 million at Fiscal 1996 Year End. The increase in other receivables includes approximately $0.8 million as a result of the Workers' Compensation Adjustment and approximately $0.2 million of impact fees from the sale of the Nashville, Tennessee property. The Company expects to collect these amounts by the end of the current fiscal year. The Company has received all amounts for Olympic and Paralympic related business during the Third Quarter of fiscal 1997.

     The Company continues to seek a purchaser for the remaining outparcel at the Gwinnett County megastore property. Net proceeds from such sale are expected to be approximately $0.4 million and would be used to further reduce the Company's long term borrowings.

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

         B. No reports on Form 8-K were filed during the quarter ended October 30, 1996.