Form 10-K405
period 1997-01-29
HARRYS FARMERS MARKET INC
filed 1997-04-28
CIK 899755

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K



                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended January 29, 1997


                          Commission File No. 0-21486

                          HARRY'S FARMERS MARKET, INC.

                             A Georgia Corporation
                  (IRS Employer Identification No. 58-2037452)
                            1180 Upper Hembree Road
                            Roswell, Georgia  30076
                                 (404) 667-8878

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                      None


                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                       Class A Common Stock, no par value



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X    No
                                         ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant on April 23, 1997 was approximately $18,810,100. For the purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Class A Common Stock, no par value, as of April 23, 1997: 4,118,056 shares. The number of shares outstanding of the registrant's Class B Common Stock, no par value, as of April 23, 1997: 2,050,701 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1997 are incorporated by reference in answer to
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                                     PART I



ITEM 1. BUSINESS.
------  --------

   Harry's Farmers Market, Inc. ("Harry's" or the "Company") owns and operates concept megastores and convenience stores specializing in perishable food products -- fresh fruits and vegetables; fresh meats, poultry and seafood; fresh bakery goods; freshly made ready-to-eat, ready-to-heat and ready-to-cook prepared foods; and deli, cheese and dairy products. Harry's stores also feature lines of specialty, hard-to-find and gourmet nonperishable food products that are complementary to the fresh food offerings. In addition, the Company's stores carry kitchen-oriented housewares, floral items, grocery items, natural health and beauty aids, and a full line of imported and domestic wines and beers. The Company's bakery and prepared foods departments are fully-integrated food manufacturing operations. The Company presently owns and operates three megastores and two Harry's In A Hurry convenience stores, all in the Atlanta, Georgia, metropolitan area. The Company has entered into a lease to open a third Hurry's In A Hurry during the late summer of 1997 also in the Atlanta, Georgia, metropolitan area.

HARRY'S MEGASTORES

   Harry's megastores are presently located in Alpharetta, Georgia; Gwinnett County, Georgia and Cobb County, Georgia. Each megastore is within 30 miles of downtown Atlanta. The Alpharetta store, which opened in 1988, is housed in a 132,500 square foot facility with approximately 95,000 square feet devoted to retailing and retailing support. The Alpharetta facility also houses the Company's receiving, inspection and distribution operations, prepared foods manufacturing plant and corporate offices. The Gwinnett County store, which opened in 1991 and was expanded in 1994, is a 95,000 square foot facility devoted entirely to retailing and retailing support. During the later part of fiscal 1996, the Company utilized the expanded square footage to add a full line of perishable and nonperishable ethnic foods. The Cobb County store, which opened in October 1993, is a 100,000 square foot facility, also entirely devoted to retailing and retailing support.

   Harry's stores utilize an open warehouse format with high ceilings and fully stocked bins, cases and shelves. The store layout directs customers through each department, maximizing buyer exposure to the full range of Harry's products. Shopping aisles are two to three times wider than those of the typical grocery store to accommodate a higher traffic volume. Fresh food work spaces (produce preparation and meat and seafood cutting areas) are incorporated onto the selling floor to enhance the open market atmosphere and animation, although such areas are restricted from customer traffic flow. Each store has approximately 30 check-out stations.

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

The Harry's In A Hurry stores are located in more densely populated areas nearer to the city center to provide more convenient, quick stop shopping for those customers less inclined to visit the suburban megastores. In addition, the Company plans to open a 9,000 square foot Harry's In A Hurry in Cobb County, Georgia during the late summer of 1997.


HARRY'S PRODUCTS AND DEPARTMENTS

   Harry's megastores are operationally divided into category-managed departments, each of which is supervised by an experienced manager. Each department operates independently and has its own procedures and methods for purchasing, receiving, storage and handling and merchandising. The bakery and prepared foods departments are fully integrated food manufacturing operations. Substantial processing and food preparation are likewise involved in the delicatessen, seafood, and meat and poultry departments. Fresh produce is the largest department of Harry's megastores, generating between 25 to 35 percent of the total revenue. Meat, seafood, staples and wine and beer are the next largest departments. No other department makes up more than eight percent of any megastore's sales. The following is an overview of the major departments.

  Perishable Products

  Fresh Fruits and Vegetables. Harry's offers approximately 1,000 varieties of fresh produce items during the year. In addition to the traditional selection of domestically grown fruits and vegetables, Harry's offers exotic products from around the world, a full line of organically grown produce and produce particular to ethnic cuisines.

  Most fresh produce offered at Harry's is purchased directly from growers through a network of field buyers, some of whom are full-time employees of the Company and the remainder are independent buying brokers. Most of Harry's produce is domestically grown, primarily in Georgia, California, Arizona, Florida, Washington, Texas and the East Coast, with the bulk of the remainder being purchased from South American growers during off-growing season in the northern hemisphere. Small amounts of products are also purchased from European and Middle Eastern countries. A minimal amount of produce is also grown under contract for Harry's.

  More than 50 percent of the produce offered at Harry's is transported from the grower to the Company's receiving facility located at the Alpharetta megastore under special arrangements with a single contract carrier, for whom Harry's represented a majority of revenues for such carrier's most recent fiscal year. Produce is picked up at the point of origin in, where appropriate, refrigerated and temperature-monitored trucks. Transportation requirements usually are communicated to the carrier within hours of the purchase commitment.

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

  Fresh Meats and Poultry. Harry's meat department carries a full range of beef, pork, veal, lamb, chicken, turkey and other poultry items. Harry's stores feature Coleman(R) Natural Beef (Colorado grain-fed beef which utilizes no antibiotics, growth stimulants or other additives) and Perdue(R) grain-fed chicken. Harry's also regularly offers exotic meats and poultry such as beefalo, venison, duck, goose, quail, free range chicken and capon, as well as a variety of fresh processed meats such as sausage and ground beef. All meat and poultry is purchased and sold fresh, except immediately before major holidays, when demand upon the production facilities of Harry's suppliers requires fresh-frozen shipments. Harry's maintains a strict "sell by" date policy on all cut meat and poultry, and ground meat must be sold the day it is ground.

  Meat is purchased by an experienced in-house buyer; delivered in refrigerated trucks by Harry's independent contract carrier; and received, inspected and stored at the Company's Alpharetta megastore which is presently being used as the central Distribution Center. Beef, pork, lamb and veal are purchased in vacuum-packed primal cuts; lamb is also purchased in whole carcasses; and chicken and other poultry products are purchased both as whole birds and in prepackaged, precut pieces. Both full-service and self-service (precut and packaged) meat cases are available in each megastore. Each megastore has its own meat-cutting room, and all machinery is cleaned and sanitized twice each day. Meat service cases are cleared and cleaned nightly. Separate processing areas are maintained for beef, pork and chicken to avoid cross-contamination, and all meat and poultry cases are checked hourly for proper temperature.

  Fresh Fish and Seafood. Harry's carries one of the most extensive selections of fresh fish and seafood in the country. Each megastore typically carries between 200 and 250 seafood items, including whole and filleted fish (over 100 species); crustacea such as shrimp, lobster, crab and crayfish; and mollusks such as oysters, clams, scallops, mussels, squid and octopus. Lobster, blue crab, shellfish and crayfish are often offered live.

  Seafood is purchased by the Company's in-house buyer from a variety of sources including independent growers, producers, importers, packers, processors and distributors. The Company regularly purchases seafood from over 40 suppliers. Fish is purchased whole and processed where appropriate (head-off, scaled, filleted, de-boned) in the store. Harry's seafood department also makes daily fresh sushi, seafood dim sum and a variety of marinated seafood items.

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

  Harry's seafood department is certified by the United States Department of Commerce to inspect and grade its own seafood. The Company currently has 24 HACCP (Hazard Assessment Critical Control Point) certified personnel who are responsible for the grading and inspection.

  Bakery. Harry's bakery department offers approximately 200 items which are fresh baked daily at the Company's bakery facility. The baking facility is fully equipped with state-of-the-art industrial baking equipment. Bakery products currently include approximately 60 different breads, 15 different types of hand-rolled bagels, more than a dozen varieties of cookies, 10 kinds of muffins and 35 different cakes, pies and desserts. Bakery items include traditional recipes from around the world, as well as recipes developed exclusively by Harry's.

  More than 90 percent of the Company's manufactured bakery products are produced fresh daily and removed from the shelves if not sold on the day made. All bakery dough is made from scratch-blended ingredients (not from mixes) and hand or machine shaped before being baked in commercial ovens.

  Prepared Foods. Harry's manufactures and sells a broad range of ready-to-eat, ready-to-heat and ready-to-cook fresh prepared foods. This line of approximately 300 products includes fresh pasta, ready-to-heat pizzas, pasta sauces, fresh casseroles, lasagna, filled pastas, quiches and a line of refrigerated (not frozen) microwaveable meals marketed under the name "Harry's Hungry In A Hurry Meals(TM)."

  Prepared foods facilities which serve more than two retail outlets with meat or poultry products are subject to approval and inspection by the United States Department of Agriculture ("USDA") as a food manufacturing facility. On June 27, 1993, the Company obtained approval and opened its USDA food manufacturing facility located within the same building as the Alpharetta megastore. During fiscal 1997, the Company had a USDA compliance inspection record of 99.5%.

  All of Harry's prepared foods are made fresh in the Company's USDA-approved food manufacturing facility. Harry's kitchens make approximately 30 varieties of prepared salad items (such as potato and pasta salads). Recipes are developed in-house by Harry's product development staff. They are then extensively documented for commercial production (including step-by-step production instructions and quality control procedures) and tested for customer acceptance.

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

  Nonperishable Products

  Staples, Housewares and Health and Beauty Aids. Harry's offers a selection of nonperishable food products generally consisting of hard-to-find and gourmet items, natural products and foods useful in the preparation of ethnic cuisines that are complementary to its fresh food offerings. Harry's also carries a full line of gourmet coffees.

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

  Wine and Beer. Harry's megastores offer a selection of more than 1,500 different foreign and domestic wines (including vintages) and more than 150 brands of domestic and imported beers, with Harry's In A Hurry stores offering a smaller selection.

  The following table indicates sales (rounded to the nearest thousand) and percentage of total revenues contributed by perishable and nonperishable products for each of the last three fiscal years:

MAJOR PRODUCT CATEGORY           FISCAL 1997 SALES   %   FISCAL 1996 SALES   %   FISCAL 1995 SALES   %
Perishables(1)                      $113,838,000    81%     $117,530,000    81%     $116,521,000    81%
Staples and Nonperishables(2)         26,324,000    19        28,408,000    19        27,293,000    19
------------------

(1) Includes fresh fruits, vegetables, meats and poultry, fish and seafood, bakery and fresh prepared food items, cheeses, deli items, dairy products, flowers and coffee.
(2) Includes nonperishable food items, wine and beer, housewares, health and beauty aids and other complementary nonperishables.


MARKETING AND ADVERTISING

   While the Company participates in some traditional campaign-style media, including print, billboard and broadcast, it spends less on traditional advertising than is normative in the supermarket industry. In management's opinion, non-traditional methods such as community involvement, promotional events, local event sponsorship, newcomer programs and alliances with area schools maintain and improve customer counts and sales volumes without the expense typically associated with large media campaigns. Harry's employs in-store promotional activities, such as product sampling, cooking demonstrations, educational materials and signage. During fiscal 1998, the Company plans to expand its marketing initiatives to more fully take advantage of current programs and to optimize vendor and community relationships.

EMPLOYEES AND EMPLOYEE TRAINING

   The Company currently employs 1,160 people, of whom 88 percent are full-time employees. Approximately 185 employees are salaried, with the remainder being paid on an hourly basis. The Company believes that it devotes more time and expense to the training and education of its employees, both in the operations process and in product information, than does the typical food retailer. Accordingly, the Company stresses the importance of maintaining and retaining a greater portion of its workforce as full-time employees. The Company has devised, documented and implemented formal training procedures in areas such as equipment operation, product handling and sanitation and product information. None of the Company's employees are represented by a union and the Company believes its employee relations are satisfactory.

COMPETITION

   The Company competes in the Atlanta metropolitan market area with traditional grocery stores and supermarkets, other farmer's market format retailers, specialty food shops such as butchers, bakeries, produce stands and seafood shops, and home meal replacement retailers. Competition for the consumer's food dollar is generally intense and has increased in recent years with the entrance of more regional chains in the Company's market area. General food retailers such as grocers and supermarkets compete primarily on the basis of promotional pricing, convenience to the customer of location and one-stop shopping, and, to a lesser extent, product selection and quality. Farmer's markets and specialty food shops compete primarily on the basis of quality and selection of products and, to a lesser extent, price. Club stores compete primarily on the basis of price. Harry's competitive strategy is to be unmatched in the freshness and quality of its products and unequaled in the selection and overall pricing and value of its products. The Company's Harry's In A Hurry stores compete favorably, in management's opinion, with both convenience outlets, restaurants and traditional supermarkets.

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

   The Company's seafood operations participate voluntarily in the United States Department of Commerce self-inspection and rating program (HACCP), which subjects it to standard specification and inspection by that agency. Participation in the voluntary program permits the Company to label its fresh seafood with the governmentally approved "Grade A" stamp. The Company currently has approximately 24 HACCP (Hazard Assessment Critical Control Point) certified personnel who are responsible for grading and inspection.

   In May 1994, all preparers of packaged foods were required to comply with the federal Nutrition Labeling and Education Act, which requires that the labeling of all manufactured food items must display specific nutritional content information. Compliance with such act requires the Company to conduct extensive testing of its prepared food items to determine the nutritional content and requires exact portion control of prepared food items. The Company complies with all regulations under this act. Additionally, the Company voluntarily complies with nonmandatory consumer information regulations under this act, which provide for in-store posting of generic information on the nutritional content of selected fruits and vegetables, meat, poultry and seafood.

   The Company's relationship with its fresh food suppliers with respect to the grading and commercial acceptance of product shipments is governed by the federal Produce and Agricultural Commodities Act, which specifies standards for sale, shipment, inspection and rejection of agricultural products. The Company is also subject to regulation by state authorities for accuracy of its weighing and measuring devices.

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

Harold C. Weissman    Treasurer and Chief Financial Officer

John L. Latham        Corporate Secretary and General Counsel
_______________


   HARRY A. BLAZER, age 46, is the founder of the Company and served as the sole General Partner of the predecessor to the Company and as Chief Executive Officer from its inception in 1987. Upon the Company's incorporation in 1993, Mr. Blazer was named a director and President and Chief Executive Officer. In June 1994, Mr. Blazer was elected to the additional office of Chairman. From 1979 to 1987, Mr. Blazer was employed at DeKalb Farmer's Market in Atlanta and served as its General Manager from 1983 until he left to form the Company.

   TERRY L. RANSOM, age 50, has extensive knowledge of information systems integration and management. Prior to working for the Company, from October 1987 to June 1995 Mr. Ransom was employed as Director of Hospital Information Services for the Scottish Rite Children's Medical Center in Atlanta, Georgia.
In addition to extensive information systems and management consulting experience, Mr. Ransom has had more than ten years experience in various positions with AT&T including nearly three years experience as national manager for implementing and supporting information systems projects for AT&T's Overseas Accounting Department. He also has experience launching new business ventures in a variety of industries.

   HAROLD C. WEISSMAN, age 43, is a native of Atlanta, Georgia. Mr. Weissman graduated in 1976 from the University of Georgia with a B.B.A. in Accounting. Mr. Weissman acquired an extensive background in bank auditing while employed with Grant Thornton, L.L.P. and ten years of experience as controller for various manufacturing firms. Mr. Weissman joined the Company in 1990 spending nearly one year in operations before becoming Director of Accounting in 1991. Mr. Weissman was appointed Treasurer in 1995 and Chief Financial Officer in 1996.

   JOHN L. LATHAM, age 42, was appointed Secretary and General Counsel for the Company in September 1995. From 1992 until 1996, Mr. Latham was a partner in the firm of Nelson Mullins Riley & Scarborough, L.L.P. In August 1996 Mr. Latham joined as a partner to the firm Alston & Bird LLP which now serves as general counsel for the company.


ITEM 2. PROPERTIES.
------  -----------

   Each of the Company's three present megastore sites is owned by the Company. The 132,500 square foot Alpharetta site houses the Alpharetta megastore, which has 95,000 square feet devoted to retailing and retailing support, the Company's corporate offices, receiving, inspection, distribution operations and the prepared foods manufacturing plant. The Gwinnett County site and the Cobb County site each house megastores, utilizing 95,000 square feet and 100,000 square feet, respectively. The Gwinnett megastore was expanded in 1994 to its current size. Both the Gwinnett and Cobb megastores are devoted entirely to retailing and retailing support.

   The 151,000 square foot Company-owned Distribution facility located approximately two miles from the Alpharetta store houses the Company's baking operation, which utilizes approximately 55,000 square feet of the facility. The remaining square footage, which previously housed the Company's receiving, inspection, and distribution operations, which was relocated to the Alpharetta megastore during 1995 and 1996, is presently being offered for lease.

   The Company leases each of the two Harry's In A Hurry locations in Atlanta. The first Harry's In A Hurry contains 3,700 square feet, is located on Peachtree Road in the Buckhead area of Atlanta and is leased through 2002. The second Harry's In A Hurry location, which is leased with options through 2019, contains 7,200 square feet and also is located in the Buckhead area of Atlanta, approximately four miles north of the first location. The third Harry's In A Hurry location will be approximately 9,000 square feet. The site is to be located on Cobb Parkway in the Marietta area of Atlanta and is leased through 2007 with options through 2017.


ITEM 3. LEGAL PROCEEDINGS.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ---------------------------------------------------

   No matters were submitted to a vote of security holders of the Company during the fourth quarter ended January 29, 1997.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------  ---------------------------------------------------------------------

   The Company's Class A Common Stock is traded on the NASDAQ National Market under the symbol "HARY". There is no established public trading market for the Company's Class B common Stock. The following tables set forth, by fiscal quarter, the high and low sales prices of the Class A Common Stock reported by the NASDAQ National Market for the two most recent fiscal years.

FISCAL YEAR ENDED JANUARY 29, 1997       HIGH SALE  LOW SALE
---------------------------------------  ---------  --------
First Quarter ended May 1, 1996             $3 7/8    $2 1/2
Second Quarter ended July 31, 1996           6 1/4     2 3/8
Third Quarter ended October 30, 1996         5 1/8     3 1/4
Fourth Quarter ended January 29, 1997        4         2 1/4


FISCAL YEAR ENDED JANUARY 31, 1996       HIGH SALE  LOW SALE
---------------------------------------  ---------  --------
First Quarter ended May 3, 1995            $10        $8
Second Quarter ended August 2, 1995          8         7
Third Quarter ended November 1, 1995         4 3/4     2 7/8
Fourth Quarter ended January 31, 1996        3 1/4     2 5/8


   On April 23, 1997, the closing sales price for the Class A Common Stock as reported by the NASDAQ National Market was $4.625 per share. The Company had 864 record holders and approximately 7,000 beneficial holders of its Class A Common Stock as of April 23, 1997, and two record and beneficial holders of its Class B Common Stock. The Company has not declared or paid any cash dividend on either class of its Common Stock. The policy of the Board of Directors of the Company is to retain future earnings for use in operations and, if available, for the expansion and development of the Company's business. The Company's primary credit facility prohibits the payment of dividends without the consent of the lenders. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, contractual restrictions and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA.

   The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                    FISCAL YEAR ENDED
                                        -----------------------------------------------------------------------------------------
                                          JANUARY 29,         JANUARY 31,        FEBRUARY 1,        FEBRUARY 2,        JANUARY 31,
                                              1997               1996               1995               1994                1993
                                        -----------------------------------------------------------------------------------------
Statement of Operations Information:                             (in thousands, except per share data)
----------------------------------------
Net sales                                    $140,162           $145,938           $143,814           $116,717            $98,870
Cost of goods sold                            104,363            109,845            109,364             88,796             72,586
                                             --------           --------           --------           --------            -------
Gross profits                                  35,799             36,093             34,450             27,921             26,284
Operating expenses                             36,002             43,677             38,301             32,570             24,379
                                             --------           --------           --------           --------            -------
Operating profit (loss)                          (203)            (7,584)            (3,851)            (4,649)             1,905
Interest expense                               (2,600)            (3,198)            (3,032)              (840)            (1,072)
Other income                                    1,321                906                159                656                877
                                             --------           --------           --------           --------            -------
Earnings (loss) before income taxes            (1,482)            (9,876)            (6,724)            (4,833)             1,710
Income taxes/1/                                   -0-                -0-                -0-                -0-                660
                                             --------           --------           --------           --------            -------
Net earnings (loss)                            (1,482)            (9,876)            (6,724)            (4,833)              1050
Provision for Accretion of Warrants              (229)              (229)               (19)               -0-                -0-
                                             --------           --------           --------           --------            -------
Net earnings (loss) applicable to
  common shareholders                        $ (1,711)          $(10,105)          $ (6,743           $ (4,833)           $ 1,050
                                             ========           ========           ========           ========            =======
Net earnings (loss) per share/2/               $(0.28)            $(1.64)            $(1.09)            $(0.86)              $.25
                                             ========           ========           ========           ========            =======
Weighted average shares outstanding/2/          6,168              6,167              6,164              5,595              4,200



                                                                                       AS OF
                                        -----------------------------------------------------------------------------------------
                                          JANUARY 29,         JANUARY 31,        FEBRUARY 1,        FEBRUARY 2,        JANUARY 31,
                                              1997               1996               1995               1994                1993
                                        -----------------------------------------------------------------------------------------

BALANCE SHEET INFORMATION:
----------------------------------------
Working capital (deficit)                    $  4,009           $   (110)          $  3,456           $ (4,312)           $   214
Property and equipment, net                    45,817             49,380             59,145             65,157             23,246
Total assets                                   60,428             66,963             76,102             78,870             30,553
Long-Term obligations, net of
  current maturities                           26,225             28,789             30,502             29,073             11,173
Notes payable to partners net
  of current maturities                            --                 --                 --                 --              1,500
Limited partner capital contribution               --                 --                 --                 --              2,500
Partnership equity                                 --                 --                 --                 --              8,400
Redeemable convertible preferred stock         10,352             10,124              9,895                 --                  -
Stockholders' equity                           16,330             17,666             27,756             33,880                  -

-------------
1 Income taxes and net earnings for 1993 pro forma assuming the Company's predecessor partnership had been a corporation.

2 Earnings per share and weighted average shares for 1993 are pro forma based on the weighted average number of shares that would have been outstanding had the partners been shareholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

GENERAL

   The Company opened its first megastore, with an initial size of 63,000 square feet, in July 1988 in Alpharetta, Georgia. In May 1991, the Company expanded this facility to 132,500 square feet (approximately 95,000 square feet of retailing space). In October 1991, the Company opened a 60,000 square foot megastore in Gwinnett County, Georgia. In 1994, the Company expanded this facility to 95,000 square feet. In October 1993, the Company opened its third megastore, a 100,000 square foot facility located in Cobb County, Georgia. In June 1993, the Company opened its first Harry's In A Hurry store, a 3,700 square foot convenience store, and in March 1994, the Company opened its second Harry's In A Hurry store, a 7,200 square foot convenience store. A fourth megastore was opened in May 1995 in Clayton County, Georgia but was subsequently closed in November 1995 due to insufficient sales volume to cover operating expenses of the store. Currently, the Company has three megastores and two convenience stores in the metropolitan Atlanta area. The Company plans to open its third Harry's In A Hurry store in Cobb County, Georgia during the late summer of 1997. Such store will be approximately 9,000 square feet. Net sales have increased from $98.9 million in fiscal 1993 to $140.2 million in fiscal 1997.

   In fiscal 1994, the Company invested approximately $17.6 million in fixed assets associated with manufacturing, distribution and corporate infrastructure in anticipation of retail and manufacturing growth. The Company invested approximately $10.8 million of such amount for the purchase and equipping of a 151,000 square foot production/warehouse facility of which approximately 55,000 square feet is currently utilized for bakery production. Approximately 40,000 square feet was used for non-perishables distribution until fiscal 1997 and approximately 56,000 square feet was utilized for produce inspection and distribution, as well as meat, cheese, deli, and dairy distribution until fiscal 1996; however, the Company has since relocated such operations to the Company's Alpharetta megastore location and is currently seeking to lease such space. In addition, the Company invested approximately $3.0 million for building and equipping a USDA-approved prepared foods facility. These support facilities are currently operating at an estimated 35% to 40% of capacity. In addition, the Company also invested approximately $3.5 million in corporate infrastructure which included corporate offices at the Alpharetta megastore and upgrades to the Company's computer systems.

   The increased costs associated with the start-up of these support facilities and the inability of the Company to operate the manufacturing and distribution facility at their optimum capacity resulted in the Company incurring losses in fiscal 1994 and 1995. The loss in fiscal 1994 was primarily attributable to an 8.1% increase in the fourth quarter cost of goods sold compared to the previous nine months. The increase in cost of goods sold was largely due to increased manufacturing cost (specifically payroll, depreciation and other fixed manufacturing costs) associated with start-up of the manufacturing facility. Due to insufficient funds to open new stores, the Company was unable to operate the facilities at their optimum capacity. The operation of these facilities at below their optimum capacity increased costs as a percentage of sales in 1995 and resulted in a loss for fiscal 1995. It was during fiscal 1995 that management also decided not to open a store in Nashville, Tennessee. The Company decided to sell the 17 acres previously purchased for such facility in order to raise additional cash and concentrate on the existing stores in the Atlanta market.

   In the fourth quarter of fiscal 1995, the Company received $10.3 million, net of expenses, from a private placement of redeemable convertible preferred stock. Concurrent with the closing of such transaction, the Company restructured its bank credit facilities. The restructured credit facilities consisted of a $26.7 million term loan facility and a working capital line of credit (the restructured line of credit was originally $9.0 million but to decrease expenses was voluntarily reduced in September 1995 to $5.0 million).

   The proceeds from the financing and the additional credit available under the bank credit facility were used to construct the Clayton County megastore. The Clayton County megastore was opened to improve the utilization of the Company's manufacturing and distribution facilities while keeping the cannibalization of the Company's other stores to a minimum. After six months of operations and despite good execution by the store's management and a high level of advertising and other types of sale promotions, the Clayton County megastore was unable to generate sales volume sufficient to cover its operating expenses, which resulted in the store operating at a significant loss. The Company concluded that the Clayton County megastore's performance would not improve in the foreseeable future and that the losses would continue. To reduce the burden on the Company's financial resources and to redirect management's attention to more profitable parts of the Company's business, the Clayton County megastore was closed in November 1995.

   The closing of the Clayton County megastore combined with other factors resulted in the Company having a loss for fiscal 1996. In order to reverse this trend of losses as well as a decline in same store sales, the Company had taken several actions. These actions included a reduction in the number of people employed in the Company's general and administrative areas, consolidating the produce inspection and distribution as well as meat, deli and dairy distribution to the Alpharetta store, introduction of new prepared food items, an expanded home replacement meal program, a hot bread program, new merchandising initiatives, better operational performance at store level through higher employee morale, a more cohesive management team and a focused effort to reduce waste at the Company's manufacturing facilities and in its stores. During fiscal 1996, the Company introduced nearly 50 new prepared food products which were more new products than in all of the last two years while at the same time
continuing to improve quality.    The Company also has a newly designed label to
be used for bakery and prepared food items, new product signage and a totally new packaging system to ensure an even fresher, more tamper resistant and more cost efficient product. The Company has been actively pursuing several significant outside contracts for the bakery and prepared foods manufacturing facilities. Despite these efforts, a number of external factors exist which are outside of management's control and could negatively impact the Company's operations. These factors include, but are not limited to, competition, availability of merchandise, weather and the metropolitan Atlanta economy.

   Fiscal 1997 consisted of maintaining and improving many of the initiatives implemented during fiscal 1996. Improving the merchandising efforts as well as controlling the manufacturing expenses was a high priority for fiscal 1997. The Company has been focusing on new management information systems in an effort to gain more timely information to affect quicker decision making. In addition, during fiscal 1997, the Company attempted to utilize the excess capacity of its manufacturing facilities by producing goods for sale to third-party retailers. The Company also spent the summer of fiscal 1997 supplying many events related to the Olympic games in the Atlanta metropolitan area.

   On January 31, 1997, the Company entered into a series of agreements with Progressive Food Concepts, Inc. ("PFCI"), a new company formed for the purpose of consummating such transaction. PFCI has agreed to invest in the Company in the form of (i) a $12 million refinancing loan, which was funded on January 31, 1997, and is exchangeable for shares of the Company's series B convertible preferred stock, convertible into an aggregate of 3,000,000 shares of the Company's Class A common stock, no par value ("Class A Common Stock"), and (ii) a commitment to loan up to an additional $8 million in a development loan, which is exchangeable for shares of series B convertible preferred stock of the Company, convertible into an aggregate of 2,000,000 shares of Class A Common Stock. PFCI also purchased a warrant for $1.0 million to purchase up to an additional 2,000,000 shares of Class A Common Stock (the "Warrant") at exercise prices ranging from $4.00 to $5.50. In addition, in exchange for $1.5 million and a 2.5% equity interest in PFCI, PFCI acquired the beneficial interest in, and a royalty-free license to use, all of the Company's intellectual property rights outside the States of Georgia and Alabama. Finally, the Company entered into a $0.5 million, five-year mutual consulting arrangement with PFCI. Harry's intends to immediately focus its attention on refining its business model through testing and experimentation and could incur losses associated with such activities. See "-- Liquidity and Capital Resources."

   The statements which are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing capacity and supply constraints or difficulties, the impact of advertising and promotional activities and the effect of the Company's accounting policies.

   The Company's fiscal year ends on the Wednesday nearest January 31. Fiscal 1997 ended on January 29, 1997, fiscal 1996 ended on January 31, 1996, and fiscal 1995 ended on February 1, 1995.


RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship to net sales of the listed items included in the Company's consolidated statements of operation:


                                              JANUARY 29,       JANUARY 31,    FEBRUARY 2,
                                                1997               1996          1995
                                            ----------------------------------------------

Net sales                                       100.0%             100.0%        100.0%
Cost of goods sold                               74.5               75.3          76.0
                                                -----              -----         -----
   Gross profit                                  25.5               24.7          24.0
   Operating expenses
   Direct store expenses                         15.4               15.8          15.4
   Selling, general and administrative            7.8                8.1           7.9
    expenses
   Depreciation and other amortization            2.4                2.6           2.8
   Amortization of pre-opening expenses           0.0                0.3           0.6
   Provision for Store Closing                    0.0                3.1           0.0
                                                -----              -----         -----
   Loss from Operations                          (0.1)              (5.2)         (2.7)
   Other income (expense)
   Interest expense                              (1.9)              (2.2)         (2.1)
   Other income                                   1.0                0.6           0.1
Income taxes                                      0.0                0.0           0.0
                                                -----              -----         -----
Net (loss)                                      (1.0)%             (6.8)%        (4.7)%
                                                =====              =====         =====


Comparison of Fiscal 1997 to Fiscal 1996
----------------------------------------

   Net sales in fiscal 1997 decreased 4.0% to $140.2 million from $146.0 million in fiscal 1996. This decrease is primarily the result of the inclusion in fiscal 1996 of approximately $8.7 million of revenues associated with the opening of the Clayton County megastore in May 1995 and was subsequently closed in November 1995. However, the 1997 fiscal year included approximately $1.2 million of business related to the 1996 Olympic and Paralympic Games in the Atlanta metropolitan area. Comparable store sales increased 0.8% for the year. This increase can be attributed to improved marketing and merchandising efforts partially offset from extreme weather conditions during the first Quarter of fiscal 1997, as well as growing competition in the Atlanta area.

   Gross profit as a percentage of net sales in fiscal 1997 increased to 25.5 % in fiscal 1997 from 24.7% in fiscal 1996. This increase resulted mainly from improvements in operational efficiencies, in particular, manufacturing, distribution and procurement. Despite the continued under-utilization of manufacturing and distribution facilities, continued improvement has occurred. However, due to the inclusion of revenues from the Clayton County megastore in fiscal 1996, gross profit decreased to approximately $35.8 million in fiscal 1997 from approximately $36.1 million in fiscal 1996. Gross profit during fiscal 1997 was enhanced by approximately $0.3 million as a result of adjustments to workers' compensation expense (the "Workers' Compensation Adjustments"), due to the Company's better than expected claim experience in workers' compensation. In addition, gross profit during fiscal 1996 was adversely affected due to above normal waste and promotional pricing associated with the opening and closing of the Clayton County megastore.

   Direct store expenses decreased to approximately $21.6 million or 15.4% as a percentage of net sales in fiscal 1997 from approximately $23.1 million or 15.8% for fiscal 1996. This was primarily due to a reduction in fiscal 1997 of approximately $1.4 million of labor and labor related expenses as a result of the closing of the Clayton County megastore, which occurred during fiscal

1996. In addition, fiscal 1997 direct store expenses were reduced by $0.2 million as a result of the Workers' Compensation Adjustments.

   Selling, general and administrative expenses in fiscal 1997 decreased to approximately $10.9 million or 7.8% as a percentage of net sales from approximately $11.8 million or 8.1% for fiscal 1996. The decrease is primarily attributable to lower labor and labor related expenses. In addition, selling, general and administrative expenses for fiscal 1997 contains a favorable adjustment of approximately $0.1 million due to the Workers' Compensation Adjustments.

   Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities but not manufacturing (which is included in cost of goods sold) declined to approximately $3.5 million or 2.4% as a percentage of net sales from approximately $3.8 million or 2.6% in fiscal 1996. This reduction resulted from the physical transfer and reclassification of assets and depreciation expense from stores to other property and equipment which has been taken out of service and is not currently being depreciated and from certain other assets becoming fully depreciated prior to or during fiscal 1997. Fiscal 1996 also included approximately $0.4 million or 0.3% of net sales of pre-opening expenses for the Clayton County megastore.

   Due to reasons set forth above, the Company in fiscal 1997 had an operating loss of approximately $0.2 million or (0.1)% of net sales as compared to an operating loss in fiscal 1996 of approximately $7.6 million or (5.2)%.

   Interest expense decreased to approximately $2.6 million or 1.9% of net sales in fiscal 1997 from approximately $3.2 million or 2.2% in fiscal 1996. This decrease is primarily attributable to the reduction in long term obligations from proceeds received from the sale of: (i) the Clayton County megastore, (ii) one outparcel at the Gwinnett County megastore and (iii) the sale of the Nashville, Tennessee property. In addition, in December 1996, the Company refinanced it bakery/distribution facility at a lower interest rate over a loan period of 15 years. The Company believes that this will also reduce interest expense in future months.

   Other income in fiscal 1997 increased to approximately $1.3 million or 1.0% of net sales from approximately $0.9 million or 0.6% in fiscal 1996. The major component of the increase is a gain on the sales of the Gwinnett County outparcel and the Nashville, Tennessee property. Included in other income is rental income received from the shopping center the Company owns in Cobb County, Georgia, at which the Cobb County megastore is a major component. Rent received during fiscal 1997 and 1996 exceeded $850,000 and $825,000 respectively, which amounts are net of the Cobb County megastore rent. The shopping center is approximately 97% occupied at this time.

   In fiscal 1997 the Company owed no income taxes as the Company incurred a net loss. The Company has net operating loss carry forwards of approximately $22.3 million which may be applied against future earnings. Should the Company experience a change of ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the extent that the Company may apply such loss carry forwards may be limited.

   As a result of the above, the Company's operations generated a net loss for fiscal 1997 of approximately $1.7 million or ($0.28) per common share and common equivalent share compared with a net loss of approximately $10.1 million, or ($1.64) per common share and common equivalent share. Fiscal 1996 includes a provision of approximately $4.6 million or (3.1)% of net sales for closing the Clayton County megastore, or ($0.75) per common share and common equivalent share.


COMPARISON OF FISCAL 1996 TO FISCAL 1995

   Net sales in fiscal 1996 increased 1.5% to $146.0 million from $143.8 million in fiscal 1995. This is primarily attributable to the revenue generated by the Clayton County megastore from the time it opened on May 17, 1995 until its closing on November 5, 1995. Comparable store sales declined 4.5% for the year. This decline can be attributed to several factors: poorly executed ordering to minimize out-of-stocks in the early part of the fiscal year, growing competition in the Atlanta area, extreme weather conditions towards the end of the year and the discontinuance of in store promotions and demonstrations.

   Gross profit as a percentage of sales in fiscal 1996 increased to 24.7% of sales in fiscal 1996 from 24.0% in fiscal 1995. The improvement was attributable primarily to operational efficiencies, in particular, manufacturing, distribution and procurement. Despite the continued underutilization of manufacturing and distribution facilities, continued improvement has occurred.

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


LIQUIDITY AND CAPITAL RESOURCES

   The Company's operating activities provided or (used) net cash of approximately $2.0 million, ($1.2) million and $2.1 million in fiscal 1997, 1996 and 1995, respectively.

   Cash provided or (used) by investing activities in fiscal 1997, 1996 and 1995 was approximately $4.0 million, $0.2 million and ($3.1) million, respectively. Investing activities consisted mainly of capital expenditures for property and equipment relating to stores and distribution and manufacturing facilities. During fiscal 1996 and 1995, the Company constructed the Clayton County megastore which was subsequently closed and sold. During fiscal 1997, the Company sold the Nashville property and an outparcel at the Gwinnett County location. Total capital expenditures net of proceeds from the sale of property and equipment in fiscal 1997, 1996 and 1995, were $4.0 million, $0.2 million and ($3.3) million, respectively.

   Cash provided or (used) by financing activities in fiscal 1997, 1996 and 1995 was approximately ($5.7) million, ($0.3) million and $2.7 million. At the end of fiscal 1996, the Company was fully drawn on the credit facility and had no additional lines of credit. At the end of fiscal 1997, the Company had $500,000 available on its line of credit which was restricted for the sole use of opening the third Harry's In A Hurry store. In fiscal 1997 financing activities consisted mainly of principal payments under the Company's long-term obligations. In fiscal 1996 financing activities consisted mainly of principal payments under the Company's long-term obligations offset by borrowings under the Company's line of credit.

   The Company's working capital position in 1997 and 1996 was $4.0 million and ($0.1) million respectively. The increase in working capital in fiscal 1997 is due largely to a mortgage note ("the Mortgage Loan") on the Company's distribution center and baking facility being reduced first by a principal payment of approximately $0.5 million and the due date being extended from June 30, 1996 until December 31, 1997, and second a refinancing occurring on December 31, 1996 with a different mortgage lender for a lower interest rate and a 15 year term. As a result of these two events, current maturities of notes payable has decreased by approximately $3.2 million since fiscal 1996 year end. In addition, the Company believes that these events will contribute to a reduction of interest expense in future months.

   To increase liquidity and to concentrate on the existing stores in Atlanta, the Company decided in 1995 to sell a 17 acre tract of land in Nashville, Tennessee ("the Nashville Property"). The Nashville Property was originally purchased in October 1993 to construct a megastore. The Company completed the sale of the Nashville property in June 1996. The net proceeds from such sale of $4.3 million have been used to reduce the Company's long term obligations. In addition the Company received approximately $0.2 million in impact fees from the purchaser of the Nashville property.

   Pursuant to a Secured Loan Agreement (the "Loan Agreement") dated as of January 31, 1997, the Company has received a commitment from PFCI for certain loans in an aggregate principal amount not to exceed $20 million outstanding. The aggregate amount includes a term loan to the Company in the principal amount of $12 million ("Refinancing Loan"), which loan was funded on January 31, 1997 and used by the Company to repay certain indebtedness, and an $8 million development loan (the "Development Loan" and, together with the Refinancing Loan, the "Loans") to be used by the Company for general corporate purposes and to fund development costs relating to the development of a business model for the improvement of the Company's business and facilities as contemplated by the Consulting Agreement, as defined below. Such Loans shall accrue interest at a rate of 5% per annum for a period of five years from January 31, 1997 and at the "reference rate," as set by the Bank of America, Illinois, plus 1%, thereafter. The Loans are subordinated in right of payment to certain indebtedness of the Company and are secured by a second priority lien on substantially all of the assets of the Company and its subsidiaries.

   Pursuant to a Transaction Agreement (the "Transaction Agreement"), dated as of January 31, 1997, PFCI has paid to the Company $1,000,000 in exchange for the issuance of the Warrant. The Warrant, which expires on January 31, 2001, is exercisable at prices ranging from $4.00 to $5.50 per share, subject to adjustment in certain circumstances.

   Pursuant to the Transaction Agreement, the Company agreed that at any time the Company desires to seek additional financing (whether debt or equity financing), the Company will negotiate in good faith with PFCI for a period of 20 days with regard to any portion of the entire amount (at the option of PFCI) of such financing prior to negotiating with any other entity with regard thereto.

   As of January 31, 1997, the Company transferred to a newly organized business trust (the "Trust") certain federal and state registered and unregistered trademarks, trademark applications, registered and unregistered service marks, service mark applications, trade names, trade name rights, copyrights, trade secrets and know-how and other proprietary information of the Company (the "Intellectual Property"). The Trust issued to the Company two ownership certificates, one of which entitles the holder thereof to beneficial ownership of the Intellectual Property in the States of Georgia and Alabama and one of which (the "Worldwide Certificate") entitles the holder thereof to beneficial ownership of the Intellectual Property throughout the rest of the world. Neither the Company nor either certificate holder is entitled to any continuing royalties or other fees associated with the use of the Intellectual Property by the other party. The Trust also granted to the Company and PFCI licenses to use the Intellectual Property in their respective territories.

   The Company then sold the Worldwide Certificate to PFCI for $1,500,000 in cash and 712.3746 shares of the common stock, par value $0.1 per share, of PFCI ("PFCI Common Stock"), representing 2.5% of the PFCI Common Stock on a fully diluted basis, taking into account (i) all shares of outstanding PFCI Common Stock, (ii) all shares of PFCI Common Stock issuable upon the exchange or conversion of outstanding debt, stock or other securities of PFCI and (iii) all shares of PFCI Common Stock issuable upon the exercise of outstanding options (other than unvested employee options), warrants or similar rights to acquire PFCI Common Stock. The Company also received certain anti-dilution rights with respect to the issuance in the future of additional PFCI Common Stock. PFCI, which was formed for the purpose of engaging in the herein described transactions with the Company, has been funded with a $17 million loan from Boston Chicken, Inc., convertible into shares of PFCI Common Stock, and equity and equity commitments from management and private investors. Harry A. Blazer has been elected a director of PFCI.

   The Company, Harry A. Blazer and PFCI have entered into a five year Consulting Services Agreement (the "Consulting Agreement"), pursuant to which the Company has agreed to provide, for the period ending on January 31, 2002, certain consulting services and access to personnel, information and facilities of the Company for the purpose of developing a business model based on the current businesses (and certain businesses related to the current businesses) of the Company, including the creation of new organizational, systems, human resources, accounting and financial structures and models. A portion of the expenses of such development by the Company will be funded by the Company through the Development Loan. In addition, PFCI has agreed to make available its general business know-how and the information and know-how it acquires under the Consulting Agreement to the Company during the term of the Consulting Agreement. PFCI paid the Company on January 31, 1997 a consulting services fee of $500,000 under the Consulting Agreement.

   In connection with the above-described transactions, the Company used $13,016,086.48 of proceeds, $12,000,000 of which was funded by the Refinancing Loan advanced under the Loan Agreement and the remainder of which was funded by monies that the Company received for the sale of the Worldwide Certificate to PFCI and in exchange for the Warrant issued under the Transaction Agreement, to repay in full all of the obligations owing under the Amended and Restated Credit Agreement (as amended, the "Senior Credit Agreement") to NationsBank, N.A. (South), formerly known as NationsBank of Georgia, National Association ("NationsBank"). In addition, the Company and other related parties consummated the following transactions: (i) NationsBank assigned to Creditanstalt-Bankverein ("Creditanstalt") all of its revolving commitment and its interest in the revolving loans advanced under the Senior Credit Agreement; (ii) NationsBank resigned as agent under the Senior Credit Agreement; (iii) Creditanstalt was appointed successor agent; and (iv) NationsBank transferred to Creditanstalt all of its warrants to purchase shares of Class A Common Stock, of which Creditanstalt retained 72,000 warrants (having an exercise price of $3.00 per share) and surrendered to the Company for cancellation 144,000 warrants.

   Further, the Company and Creditanstalt amended the Senior Credit Agreement to, among other things: (i) provide for the consummation of the transactions set forth in the Transaction Agreement, including without limitation, the commitment of the Loans and the grant of the Option under the Secured Loan Agreement, the issuance of the Warrants under the Transaction Agreement, the sale of the Worldwide Certificate, and all other transactions contemplated therein and thereby; and (ii) amend certain provisions thereof, including certain negative covenants and certain financial covenants. In addition, the Company and Creditanstalt agreed to reduce the exercise price of warrants to purchase 48,000 shares of Class A Common Stock from $6.00 to $3.00. As a result of these transactions, Creditanstalt now holds warrants to purchase an aggregate of 216,000 shares of Class A Common Stock, all at an exercise price of $3.00 per share.

        The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on the availability of internally generated funds and the continued availability of and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities, as restructured, will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 1998. However, if there is a significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------  -------------------------------------------

   The following financial statements are filed with this report:

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets -- Fiscal Years Ended, January 29, 1997 and
             January 31, 1996

        Consolidated Statements of Operations -- Fiscal Years Ended, January 29,
             1997, January 31,1996, and February 1, 1995

        Consolidated Statement of Changes in Equity -- Fiscal Years Ended,
             January 29, 1997, January 31, 1996, and February 1, 1995

        Consolidated Statements of Cash Flows -- Fiscal Years Ended, January 29,
             1997, January 31, 1996, and February 1, 1995

        Notes to Consolidated Financial Statements


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

   There has been no occurrence requiring a response to this item.


                                    PART III


   Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held on June 18, 1997 (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.


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


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------   ---------------------------------------------------------------

(a)  1. Financial Statements and Auditors' Report.
        -----------------------------------------

   The following financial statements and auditors' report have been filed as
Item 8 in Part II of this report:

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets --Fiscal Years Ended, January 29, 1997 and
             January 31, 1996

        Consolidated Statements of Operations -- Fiscal Years Ended, January 29,
             1997, January 31, 1996, and February 1, 1995

        Consolidated Statement of Changes in Equity -- Fiscal Years Ended,
             January 29, 1997, January 31, 1996, and February 1, 1995

        Consolidated Statements of Cash Flows -- Fiscal Years Ended, January 29,
             1997, January 31, 1996, and February 1, 1995

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

   3.   Exhibits.
        --------

   The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as part of and are hereby incorporated by reference from either: (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60452,("Form S-1"), (ii) the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1994 ("1993 Form 10-K"), (iii) the

Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1994 ("8/3/94 10-Q"), (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1994 ("11/2/94 10-Q"), (v) the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 1995 ("1/30/95 8-K"), (vi) the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1995 ("1995 Form 10-K"), (vii) the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1995 ("8/2/95 10-Q"), (viii) the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1995 ("11/1/95 10-Q"), (ix) the Company's Annual Report on Form 10-K for the year ended January 31, 1996 (the "1996 Form 10-K") and (x) the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 1997 ("2/18/97 8-K") . Unless otherwise indicated, exhibit numbers correspond to exhibit numbers in the referenced document.

EXHIBIT NO.                DESCRIPTION OF EXHIBIT
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

 *3(I).1 Articles of Amendment to Articles of Incorporation of the Company (Form S-1 Exhibit 3.2)

 *3(I).2 Articles of Amendment to Articles of Incorporation of the Registrant (1/30/95 8-K)

 *3(I).3 Articles of Amendment to Articles of Incorporation of the Company regarding Series AA Preferred Stock (2/18/97 8-K)

 *3(I).3 Articles of Amendment to Articles of Incorporation of the Company regarding Series B Preferred Stock (2/18/97 8-K)

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

 *4.4.1 Amended and Restated Stockholders Agreement dated as of January 31, 1997 by and among the Company, Harry A. Blazer and Robert Fleming Nominees, Ltd. (2/18/97 8-K)

 *4.5 Investors' Agreement dated December 30, 1994, by and among the Registrant, AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (1/30/95 8-K)

 *4.5.1 Amended and Restated Investors' Agreement dated as of January 31, 1997 by and among the Company, Harry A. Blazer and AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (2/18/97 8-K)

 *4.6 Registration Rights Agreement dated December 30, 1994, between the Registrant and Robert Fleming Nominees Ltd. (1/30/95 8-K)

 *4.6.1 Amendment to Registration Rights Agreement dated as of January 31, 1997 between the Company and Robert Fleming Nominees Ltd. (2/18/97)

 *4.7 Registration Rights Agreement dated December 30, 1994, between the Registrant and AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (1/30/95 8-K)

 *4.7 Amendment to Registration Rights Agreement dated as of January 31, 1997 between the Company and AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (2/18/97 8-K)

 *4.8 Form of Warrant Certificates issued to Robert Fleming Nominees Ltd. (300,000 shares), AXA Equity & Law Life Assurance Society (56,250 Shares), Orbis Pension Trustees Ltd. (37,500 shares), Ashford Capital Partners, L.P. (15,000 shares) and Theodore H. Ashford (3,750 shares) (1/30/95 8-K)

 *4.8.1 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Robert Fleming Nominees Ltd. (2/18/97 8-K)

 *4.8.2 Amendment to Warrant Certificate dated January 31, 1997 between the Company and AXA Equity & Law Life Assurance Society (2/18/97 8-K)

 *4.8.3 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Orbis Pension Trustees Ltd. (2/18/97 8-K)

 *4.8.4 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Ashford Capital Partners, L.P. (2/18/97 8-K)

 *4.8.5 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Theodore H. Ashford (2/18/97 8-K)

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

 *4.11    Bank Warrant Certificate issued to Creditanstalt-Bankverein (1/30/95
          8-K)

 *4.11.1 Amendment to Bank Warrant Certificate issued to Creditanstalt-Bankverein (2/18/97 8-K)

 *4.12 Preferred Stock Exchange Agreement dated January 31, 1997 among the Company and Robert Fleming Nominees Ltd., AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (2/18/97 8-K)

 *4.13 Registration Rights Agreement dated as of January 31, 1997 by and between the Company and HFMI Acquisition Corporation ("PFCI") (2/18/97 8-K)

 *4.14    Warrant  certificate issued on January 31, 1997 to PFCI (2/18/97 8-K)

 *10.2    Harry's Farmers Market, Inc. 1993 Management Incentive Plan (Form S-1)

 *10.3 Harry's Farmers Market, Inc. 1993 Outside Directors' Incentive Plan (Form S-1)

 *10.4    Harry's Farmers Market, Inc. Employee Stock Purchase Plan (Form S-1)

 *10.6 Master Lease Agreement dated September 5, 1991, between the Partnership and SouthTrust Bank of Alabama, N.A., as amended April 1, 1993 (Form S-1)

 *10.6.2 Third Amendment to Master Lease Agreement dated as of June 8,1994, among the Registrant, Harry A. Blazer and SouthTrust Bank of Alabama,
          N. A.  (8/3/94 10-Q)

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

 *10.13 Lease Agreement dated October 1, 1991, between Marthasville Trading Company, Inc. and Thomas Trucking Co., Inc. (Form S-1)

 *10.14 Agreement to Dissolve and Liquidate Harry's Farmers Market, Ltd. (L.P.), dated March 30, 1993 (Form S-1)

 *10.15 Real Estate Note in the amount of $3,325,000 payable by the Partnership to Citicorp Real Estate, Inc. (Form S-1)

 *10.15.1 Waiver dated December 12, 1994, of certain conditions of default under Real Estate Note dated March 18, 1993 (11/2/94 10-Q)

 *10.16 Amended and Restated Credit Agreement dated as of December 30, 1994, among the Registrant, Marthasville Trading Company, Karalea, Inc., NationsBank of Georgia, National Association ("NationsBank"), as Agent, NationsBank and Creditanstalt-Bankverein, as Lenders (1/30/95 8-K)

 *10.16(a) Amendment Number One and Waiver Agreement dated April 27, 1995, relating to Amended and Restated Credit Agreement dated December 30, 1994, among the Registrant, Marthasville Trading Company, Karalea, Inc., NationsBank, Creditanstalt-Bankverein and NationsBank, as Agent (1995 Form 10-K)

 *10.16.1 Revolving Credit Note of the Registrant dated December 30, 1994, in the original principal amount of $3,600,000 payable to the order of Creditanstalt-Bankverein (1/30/95 8-K)

 *10.16.2 Revolving Credit Note of the Registrant dated December 30, 1994, in the original principal amount of $5,400,000 payable to the order of NationsBank (1/30/95 8-K)

 *10.16.4 Term Loan Note of the Registrant dated December 30, 1994, in the original principal amount of $16,017,000 payable to the order of NationsBank (1/30/95 8-K)

 *10.16.5 Warrant Agreement dated December 30, 1994, among the Registrant, NationsBank and Creditanstalt-Bankverein (1/30/95 8-K)

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

 *10.16.18 Sixth Amendment, Waiver and Forbearance Agreement  dated May 8,
           1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein (1996 10-K)

  10.16.19 Seventh Amendment, Waiver and Forbearance Agreement dated July 25, 1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein

  10.16.20 Eighth Amendment, Waiver and Forbearance Agreement dated December 31, 1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein

 *10.16.21 Ninth Amendment to Loan Agreement dated January 31, 1997 between the
           Company, NationsBank, N.A. and Creditanstalt-Bankverein (2/28/97 8-K)

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

 *10.26 Agreement for Sale of Real Estate dated April 19, 1995, between the Registrant and Trammell Crow SE, Inc. (1995 Form 10-K)

 10.27 Lease Agreement dated effective March 17, 1997, between U.S.41 & I285 Company and the Registrant

 *10.28 Transaction Agreement dated as of January 31, 1997 among PFCI and the Company (2/18/97 8-K)

 *10.29 Secured Loan Agreement dated as of January 31, 1997 between PFCI and the Company (2/18/97 8-K)

 *10.30 Acquisition Agreement dated January 31, 1997 between the Company and PFCI (2/18/97 8-K)

 *10.31 Trust Agreement dated as of January 30, 1997 between and among Wilmington Trust Company, PFCI and the Company (2/18/97 8-K)

 *10.32 PFCI License Agreement dated as of January 31, 1997 between HFMI Trust and PFCI (2/18/97 8-K)

 *10.33 HFMI License Agreement dated as of January 31, 1997 between HFMI Trust and the Company (2/18/97 8-K)

 *10.34 Transfer Agreement dated as of January 31, 1997 between and among the Company, HFMI Trust and PFCI (2/18/97 8-K)

 *10.35 Trust Certificate dated January 30, 1997 issued to HFMI Trust regarding the Georgia Class Interests (2/18/97 8-K)

 *10.36 Trust Certificate dated January 30, 1997 issued to HFMI Trust regarding the Worldwide Class Interests (2/18/97 8-K)

 *10.37 Administration and Servicing Agreement dated as of January 31, 1997 between HFMI Trust, PFCI and the Company (2/18/97 8-K)

 *10.38 Assignment of Intellectual Property dated January 31, 1997, by and between the Company and HFMI Trust (2/18/97 8-K)

 *10.39 Consulting Services Agreement dated as of January 31, 1997 between PFCI, the Company and Harry A. Blazer (2/18/97 8-K)

 *21      Subsidiaries of the Registrant (1993 Form 10-K)

  23      Consent of Grant Thornton, LLP

  27      Financial Data Schedule

              Report of Independent Certified Public Accountants
              --------------------------------------------------



Board of Directors
Harry's Farmers Market, Inc.

       We have audited the accompanying consolidated balance sheets of Harry's Farmers Market, Inc. and Subsidiaries as of January 29, 1997 and January 31, 1996, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended January 29, 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harry's
Farmers Market, Inc. and Subsidiaries as of   January 29, 1997 and January 31,
1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 29, 1997, in conformity with generally accepted accounting principles.

       We have also audited Schedule II of Harry's Farmers Market, Inc. and Subsidiaries, for each of the three years in the period ended January 29, 1997. In our opinion, this schedule presents fairly, in all materials respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
----------------------




Atlanta, Georgia
April 2, 1997

                 Harry's Farmers Market, Inc. and Subsidiaries
                 ---------------------------------------------

                          CONSOLIDATED BALANCE SHEETS





                                     ASSETS

                                                        January 29,    January 31,
                                                           1997           1996
                                                       -------------  -------------

CURRENT ASSETS
 Cash                                                  $  1,325,495   $  1,041,556
 Trade accounts receivable, net of an allowance for
  doubtful accounts of $25,000 in 1997 and 1996             254,043        131,653
 Inventories                                              9,109,823      7,894,596
 Prepaid expenses                                           585,273      1,032,344
 Other current assets                                       255,881        174,028
                                                       ------------   ------------

     Total current assets                                11,530,515     10,274,177

PROPERTY AND EQUIPMENT
 Buildings                                               34,528,368     34,328,704
 Equipment                                               23,721,031     22,560,506
 Vehicles                                                   102,331        560,397
 Construction in progress                                         -         23,985
                                                       ------------   ------------
                                                         58,351,730     57,473,592
 Accumulated depreciation                               (20,565,244)   (16,614,546)
                                                       ------------   ------------
                                                         37,786,486     40,859,046
 Land                                                     8,030,158      8,521,103
                                                       ------------   ------------
                                                         45,816,644     49,380,149

OTHER ASSETS
 Other property and equipment                             1,902,616      6,197,466
 Deposits on equipment                                      485,641        454,274
 Loan costs, net of accumulated amortization of
  $422,911 in 1997 and $264,211 in 1996                     371,646        326,087
 Other                                                      321,348        330,915
                                                       ------------   ------------
                                                          3,081,251      7,308,742
                                                       ------------   ------------

                                                       $ 60,428,410   $ 66,963,068
                                                       ============   ============



The accompanying notes are an integral part of these statements.

                     LIABILITIES  AND STOCKHOLDERS' EQUITY

                                                                      January 29,   January 31,
                                                                        1997           1996
                                                                  ---------------  -------------

CURRENT LIABILITIES
 Current maturities of long-term obligations                        $    576,013   $  3,791,950
 Accounts payable - trade                                              5,786,855      4,903,920
 Accrued payroll and payroll taxes payable                               546,238        611,677
 Sales taxes payable                                                      81,336        238,172
 Other accrued liabilities                                               531,032        838,564
                                                                    ------------   ------------

     Total current liabilities                                         7,521,474     10,384,283

LONG-TERM OBLIGATIONS, net of current maturities                      26,224,552     28,789,202

REDEEMABLE PREFERRED STOCK,
 authorized 3,000,000 Series A shares, issued and
 outstanding 1,222,221 Series A shares in 1997 and
 1996, respectively                                                   10,352,468     10,123,928

STOCKHOLDERS' EQUITY
 Common stock:
  Class A, 22,000,000 shares authorized;
   issued and outstanding, 4,117,873 shares
   in 1997 and 4,095,410 in 1996                                      34,622,606     34,578,303
  Class B, 3,000,000 shares authorized;
   issued and outstanding, 2,050,701 in 1997
   and 2,071,301 in 1996                                               3,936,337      3,975,889
 Additional paid-in capital                                              513,221        371,555
 Accumulated deficit                                                 (22,742,248)   (21,260,092)
                                                                    ------------   ------------
     Total stockholders' equity                                       16,329,916     17,665,655
                                                                    ------------   ------------

                                                                     $60,428,410    $66,963,068
                                                                     ===========    ===========

                 Harry's Farmers Market, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Years ended



                              January 29,    January 31,    February 1,
                                 1997           1996           1995
                             -------------  -------------  -------------
Net sales                    $140,162,273   $145,938,219   $143,813,803
Cost of goods sold            104,362,838    109,844,988    109,363,817
                             ------------   ------------   ------------

     Gross profit              35,799,435     36,093,231     34,449,986

Operating expenses
 Direct store expenses         21,644,509     23,076,763     22,088,355
 Selling, general and
  administrative expenses      10,916,774     11,797,273     11,447,975
 Depreciation and other
  amortization                  3,441,254      3,774,980      3,948,395
 Amortization of
  pre-opening expenses                  -        427,703        816,097
 Provision for store
  closing                               -      4,600,000              -
                             ------------   ------------   ------------
                               36,002,537     43,676,719     38,300,822
                             ------------   ------------   ------------

     Operating loss              (203,102)    (7,583,488)    (3,850,836)

Other (income) expense
 Interest expense               2,599,552      3,198,083      3,032,688
 Reduction in market
  value of other property
  and equipment                         -              -        505,039
 Other income                  (1,320,498)      (905,520)      (664,313)
                             ------------   ------------   ------------
                                1,279,054      2,292,563      2,873,414
                             ------------   ------------   ------------

      NET LOSS                 (1,482,156)    (9,876,051)    (6,724,250)
Provision for accretion of
 warrants                         228,540        228,540         19,045
                             ------------   ------------   ------------
     Loss applicable to
      common shareholders    $ (1,710,696)  $(10,104,591)  $ (6,743,295)
                             ============   ============   ============

Loss per common share        $      (0.28)  $      (1.64)  $      (1.09)
                             ============   ============   ============




The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

     Years ended  January 29, 1997, January 31, 1996, and February 1, 1995

                                              Common       Common      Additional
                                              stock         stock        paid-in      Accumulated      Total
                                             Class A      Class B       capital        deficit        equity
                                            -----------  ----------    ----------    ------------  ------------

Balance, February 2, 1994                   $34,405,814  $4,133,988      $      -    $ (4,659,791)  $33,880,011

Conversion of 80,100 Class B
 shares to Class A shares                       153,879    (153,879)            -               -             -
Issuance of warrants (Notes C and E)                  -           -       619,140               -       619,140
Accretion of warrant value                            -           -       (19,045)              -       (19,045)
Net loss                                              -           -             -      (6,724,250)   (6,724,250)
                                            -----------  ----------    ----------    ------------  ------------

Balance, February 1, 1995                    34,559,693   3,980,109       600,095     (11,384,041)   27,755,856

Issuance of 2,710 shares of Class A
 stock for employee stock purchase
 plan                                            14,390           -             -               -        14,390
Conversion of 500 shares of Class B
 shares to Class A shares                         4,220      (4,220)            -               -             -
Accretion of warrant value                            -           -      (228,540)              -      (228,540)
Net loss                                              -           -             -      (9,876,051)   (9,876,051)
                                            -----------  ----------    ----------    ------------  ------------

Balance, January 31, 1996                    34,578,303   3,975,889       371,555     (21,260,092)   17,665,655

Issuance of  1,863 shares of Class A
 stock for employee stock purchase
 plan                                             4,751           -             -               -         4,751
Conversion of 20,600 shares of Class B
 shares to Class A shares                        39,552     (39,552)            -               -             -
Repricing of existing warrants and
 issuance of new warrants                             -           -       370,206               -       370,206
Accretion of warrant value                            -           -      (228,540)              -      (228,540)
Net loss                                              -           -             -      (1,482,156)   (1,482,156)
                                            -----------  ----------    ----------    ------------  ------------

Balance, January 29, 1997                   $34,622,606  $3,936,337    $  513,221    $(22,742,248)  $16,329,916
                                            ===========  ==========    ==========    ============   ===========




The accompanying notes are an integral part of this statement.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Years ended

                              January 29,     January 31,     February 1,
                                  1997            1996            1995
                             --------------  --------------  --------------

Cash flows from operating
 activities:
 Cash received from
  customers                  $ 139,788,795   $ 145,964,426   $ 143,753,453
 Cash paid for purchases
  and operating expenses      (134,860,053)   (144,223,497)   (139,200,742)
 Interest paid, net of
  capitalized interest of
  $0 in 1997, $87,600 in
   1996 and $29,700 in 1995     (2,913,833)     (2,956,091)     (2,865,854)
 Income taxes refunded                   -               -         414,000
 Interest received                   9,679          23,005          18,361
                             -------------   -------------   -------------
     Net cash provided
      (used) by
      operating activities       2,024,588      (1,192,157)      2,119,218
                             -------------   -------------   -------------

Cash flows from investing
 activities:
 Capital expenditures, including
  capitalized interest          (1,414,716)     (4,543,506)     (3,604,937)
 Increase in notes
  receivable                             -         (11,662)              -
 Proceeds from sale of
  property and equipment         5,414,212       4,779,630         345,001
 Payments on notes
  receivable                         8,975          14,260         137,351
                             -------------   -------------   -------------
     Net cash provided
      (used) by
      investing activities       4,008,471         238,722      (3,122,585)
                             -------------   -------------   -------------

Cash flows from financing
 activities:
 Proceeds from issuance of
  long-term
  debt, net of costs                     -               -      31,941,732
 Line of credit                    510,000       4,990,000      (4,523,899)
 Principal payments on
  long-term obligations         (6,263,871)     (5,163,706)    (31,350,544)
 Decrease in construction
  line of credit                         -        (142,241)     (3,672,846)
 Proceeds from employee
  stock purchases                    4,751          14,390               -
 Proceeds from issuance of
  redeemable
  preferred stock, net of
   costs                                 -               -      10,257,619
                             -------------   -------------   -------------
      Net cash provided
       (used) by
       financing activities     (5,749,120)       (301,557)      2,652,062
                             -------------   -------------   -------------

Net increase (decrease) in
 cash                              283,939      (1,254,992)      1,648,695
Cash at beginning of year        1,041,556       2,296,548         647,853
                             -------------   -------------   -------------

Cash at end of year          $   1,325,495   $   1,041,556   $   2,296,548
                             =============   =============   =============

Supplemental Schedule of Noncash Investing and Financing Activities:
-------------------------------------------------------------------

 Capital leases              $     203,737   $   1,585,973   $     108,711
                             =============   =============   =============

                 Harry's Farmers Market, Inc. and Subsidiaries

                                  Years ended


                                                         January 29,   January 31,   February 1,
                                                             1997          1996          1995
                                                         ------------  ------------  ------------

Reconciliation of Net Loss to Cash
 Provided (Used) by Operating Activities:
  Net loss                                               $(1,482,156)  $(9,876,051)  $(6,724,250)
  Adjustments to reconcile net loss to cash
   provided (used) by operations:
     Depreciation and amortization                         4,862,195     5,671,322     6,111,875
     Loss on store closing, net of costs
     paid of $504,849 in 1996                                      -     4,095,151             -
     (Gain) loss on sale of property and equipment          (456,542)      (23,870)       17,344
     Decrease (increase) in trade accounts receivable       (122,390)       26,207       (60,350)
     Increase in other receivables                           (90,828)     (163,700)            -
     Increase in pre-opening expenses                              -      (380,449)      (47,253)
     Decrease in income taxes receivable                           -             -       414,000
     Decrease (increase) in inventories                   (1,215,227)     (423,171)      988,775
     Decrease (increase) in prepaid expenses                 447,071       577,935      (469,555)
     Decrease (increase) in deposits on equipment            (31,369)       (9,352)    1,304,379
     Decrease (increase) in other assets                    (226,539)      132,844      (610,826)
     Increase in trade accounts payable                      882,935        65,271       445,138
     Increase (decrease) in accrued liabilities             (542,562)     (884,294)      749,941
                                                         -----------   -----------   -----------
                                                         $ 2,024,588   $(1,192,157)  $ 2,119,218
                                                         ===========   ===========   ===========




The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     January 29, 1997 and January 31, 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Harry's Farmers Market, Inc. (the Company) is a corporation formed pursuant to the laws of the State of Georgia. The Company is a retailer in the Atlanta, Georgia metropolitan area for fresh fruits and produce, seafood, poultry and meat, dairy products, baked goods, beer and wine and other assorted grocery items.

 1.   Principles of Consolidation
      ---------------------------

 The financial statements include the accounts of Harry's Farmers Market, Inc., and its three wholly-owned subsidiaries, Karalea, Inc., Marthasville Trading Company, Inc., and Roman Properties, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

 4.  Property and Equipment
     ----------------------

 Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are: buildings, 31-39 years; equipment and vehicles, 3 to 10 years. The portion of depreciation expense attributed to product cost is included with cost of goods sold in the statements of operations. This depreciation expense amounted to $1,431,501, $1,399,921, and $1,347,383 at January 29, 1997, January 31, 1996 and February
 1, 1995, respectively.

 5.  Loan Costs
     ----------

 Costs of obtaining financing are being amortized over the term of the related loans.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 6.  Advertising Expense
     -------------------

 All advertising costs are expensed in the period incurred. Advertising expense for the years ended January 29, 1997, January 31, 1996 and February 1, 1995 was approximately $1,088,000, $881,000 and $446,000, respectively.

 7.  Income Taxes
     ------------

 The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

 8.  Stock Based Compensation
     ------------------------

 The Company's stock option plans are accounted for under the intrinsic value method in which compensation expense is recognized for the amount, if any, that the fair value of the underlying common stock exceeds the exercise price at the date of grant.

 9.  Fiscal Year
     -----------

 The Company is on a 52/53 week fiscal year ending on the Wednesday nearest January 31. Fiscal years 1997, 1996 and 1995 included 52 weeks.

 10.  Earnings Per Share
      ------------------

 Loss per share is based upon the weighted average number of common and common equivalent shares outstanding. Weighted average shares entering into the computation are as follows:

       1997    6,168,264
       1996    6,166,711
       1995    6,164,001


                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 11.  Use of Estimates in the Preparation of Financial Statements
      -----------------------------------------------------------

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

 12.  Reclassifications
      -----------------

 Certain items in the prior years have been reclassified to conform with the current year presentation.


NOTE B - OTHER PROPERTY AND EQUIPMENT

 Other property and equipment includes the following at estimated net realizable value:

                            January 29,  January 31,
                               1997         1996
                            -----------  -----------

Land held for sale           $        -   $4,297,000
Equipment not in service      1,902,616    1,900,466
                             ----------   ----------

                             $1,902,616   $6,197,466
                             ==========   ==========

 The equipment taken out of service was removed from a store which was closed during fiscal 1996 (see Note H).


NOTE C - LONG-TERM OBLIGATIONS

 Notes Payable
 --------------

 The Company has a working capital line of credit agreement with a bank
 providing a maximum of $6,000,000 at January 29, 1997.   The average short-term
 borrowings under this line for the years ended January 29, 1997 and January 31, 1996 were $4,530,000 and $3,511,000, respectively. The weighted average interest rate during these periods was 8.75% and 8.2%, respectively. The maximum borrowings outstanding at any month end during the periods totaled $5,500,000 and $4,439,104, respectively. In December 1994, the Company restructured its commercial bank credit facilities to obtain a $26,695,000 term loan.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996


NOTE C - LONG-TERM OBLIGATIONS - Continued

 Notes Payable - Continued
 --------------------------

 In connection with the restructuring of the bank credit facilities in fiscal 1995, the Company issued its lenders 240,000 warrants to purchase 240,000 Class A common stock at $10 per share. The value of these warrants was recorded as a discount on debt and is being amortized to interest expense over the term of the loans. During fiscal 1997, the Company again restructured its bank credit facilities. In connection with this restructuring, the Company repriced the warrants to $3 per share and issued an additional 120,000 warrants to purchase 120,000 Class A common stock at $6 per share. The value of these warrants was recorded as a discount on debt and is being amortized to interest expense over the term of the loans.

 Notes payable at year end consisted of:

                                                       January 29,  January 31,
                                                         1997          1996
                                                       -----------  -----------
  Term note payable to a bank, bearing interest at
   LIBOR rate plus 3.5% or prime rate plus 1.50%
   (effective rate of  9.06% at January 29, 1997),
   due and  payable October 1, 1998.  This term note is
   collateralized by substantially all of the assets
   of the Company.                                     $17,378,513  $22,277,979

  Line of credit agreement to a bank that allows
   borrowing up to $ 6,000,000 bearing interest
   at LIBOR plus 2.5% or prime plus .5% which
   matures October 1, 1998.   The average
   outstanding  short-term borrowings during fiscal
   1997 were $4,530,000 .  The weighted average
   interest rate during the period was  8.75 %.  The
   maximum borrowings outstanding at any month end
   the Company.                                          5,500,000    4,990,000

  Mortgage note payable, bearing interest at
    8.5%; interest and principal paid monthly with
   full payment due January 10, 2012, collateralized
   by land, buildings and improvements with a net
   book value of $8,054,000.                             2,700,000    3,196,043

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996

NOTE C - LONG-TERM OBLIGATIONS - Continued

 Notes Payable - Continued
 --------------------------

                                                      January 29,    January 31,
                                                        1997            1996
                                                      -----------    -----------
Note payable to a bank, bearing interest at a
  variable rate not to exceed 11.9%, payable in
  360 monthly installments of principal plus
  interest with a final payment due in October,
  2022.  The note payable is collateralized by
  certain real estate held by the Company with
  a net book value of $122,178.                            68,067       218,932

 Note payable to a bank, bearing interest at 9.25%,
  payable in monthly principal and interest installments
  of $28,096 commencing July 15, 1994, with the final
  payment due June 15, 1997, collateralized by certain
  equipment with a net book value of $440,144.            137,286       446,046

 Capital lease obligations                              1,329,346     1,528,864

 Other                                                     74,197        92,434
 Discount on debt                                        (386,844)     (169,146)
                                                       ----------     ---------
                                                       26,800,565    32,581,152
 Less current maturities                                 (576,013)   (3,791,950)
                                                      -----------    ----------

                                                      $26,224,552   $28,789,202
                                                      ===========   ===========

Future maturities of notes payable as of January 29, 1997, were as follows:

    Years ending:
     1998                                                244,131
     1999                                             22,993,664
     2000                                                124,193
     2001                                                134,033
     2002                                                144,743
     Thereafter                                        2,217,299
                                                     -----------
                                                      25,858,063
   Capital lease obligations                           1,329,346
   Discount on debt                                     (386,844)
                                                     -----------

                                                     $26,800,565
                                                     ===========

                  Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996


NOTE C - LONG-TERM OBLIGATIONS - Continued

 Notes Payable - Continued
 --------------------------

 The bank loan agreements included various covenants. At January 31, 1997, in connection with the subsequent event discussed in Note L these covenants were restructured to include a specified interest coverage and a minimum tangible net worth. As of January 29, 1997, the Company was in compliance with all covenants.

 Capital Lease Obligations
 -------------------------

 The Company leases certain equipment under agreements which are classified as
 capital leases.    Most equipment leases have purchase options at the end of
 the original lease term. The effective interest rate on these leases range from 9.5% to 12.7%. Property and equipment includes the following amounts for leases that have been capitalized:

                                 January 29,   January 31,
                                     1997          1996
                                 ------------  ------------

     Equipment                     1,813,664    $1,687,721
     Accumulated depreciation       (552,723)     (200,308)
                                  ----------    ----------

                                  $1,260,941    $1,487,413
                                  ==========    ==========


 Future minimum payments of capital leases as of January 29, 1997, were as follows:

  Years ending
      1998                                             $  463,415
      1999                                                440,623
      2000                                                352,904
      2001                                                188,268
      2002                                                249,876
      Thereafter                                                -
                                                       ----------

      Total minimum lease payments                      1,695,086
      Less amount representing interest                  (365,740)
                                                       ----------

      Present value of net minimum lease payments      $1,329,346
                                                       ==========


                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996

NOTE D - COMMITMENTS AND CONTINGENCIES

 Operating Leases
 ----------------

 The Company leases certain facilities and equipment under agreements classified as operating leases. Total rental expense under all operating lease arrangements was approximately $3,027,000, $2,927,000 and $2,884,000 for the years ended January 29, 1997, January 31, 1996 and February 1, 1995, respectively. Terms of the equipment leases range from four to five years and include an option to terminate at the end of two or three years. At the end of the maximum term, the Company has the option to continue renting the equipment or purchase the equipment at fair market value. Following is a summary of approximate future minimum lease payments due under operating lease agreements as of January 29, 1997:

Fiscal year ending
        1998                  $2,805,000
        1999                   2,155,000
        2000                     893,000
        2001                     647,000
        2002                     631,000
        Thereafter               511,000
                              ----------

                             $ 7,642,000
                             ===========

 Claims and Litigation
 ---------------------

 The Company is involved in various claims and litigation which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.


NOTE E - REDEEMABLE PREFERRED STOCK

 During fiscal 1995, the Company issued 1,222,221 shares of Series A redeemable, convertible preferred stock with a stated value of $9 per share. The preferred stock is mandatorily redeemable on December 1, 1999 at its stated value (total redemption value of $11,000,000). At any time prior to redemption, each share of preferred stock is convertible into one share of Class A common stock at the option of the holder. Subsequent to year end, the Series A preferred shares were exchanged by the shareholders for an equal number of the Company's newly issued Series AA preferred stock (see Note L).

 In connection with the issuance of the preferred stock, the Company issued 412,500 transferable warrants to purchase 412,500 shares of Class A common stock at $10 per share. These warrants expire in December 2001. Subsequent to year end, these warrants were repriced at $4 per share (see Note L).

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996



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


NOTE G - EMPLOYEE BENEFIT PLANS

 Stock Option Plans
 ------------------

 The Company's board of directors has approved stock option plans which cover up to 675,000 shares of common stock. The plans provide for the expiration of options five to ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions for each of the three years in the period ended January 29, 1997 are summarized below:

                                          January 29, 1997      January 31, 1996   February 1, 1995
                                     -------------------------  -----------------  -----------------
                                         Weighted               Weighted           Weighted
                                          Average                Average            Average
                                         Exercise               Exercise           Exercise
                                          Shares        Price    Shares    Price    Shares    Price
                                     -----------------  ------  ---------  ------  ---------  ------

   Outstanding, beginning of year        170,500        $13.64   262,750   $14.53   102,500   $17.57
   Granted                               400,500          5.33   135,500     8.69   230,250    13.25
   Exercised                                   -             -         -        -         -        -
   Forfeited                            (186,800)        12.97  (227,750)   11.74   (70,000)   14.88
                                        --------        ------  --------   ------   -------   ------

   Outstanding, end of year              384,200        $ 5.30   170,500   $13.64   262,750   $14.53
                                        ========        ======  ========   ======   =======   ======


                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996

NOTE G - EMPLOYEE BENEFIT PLANS - Continued

 Stock Option Plans - Continued
 ------------------------------

  The following table summarizes information about stock options outstanding at January 29, 1997:

                            Options Outstanding                       Options Exercisable
             -----------------------------------------------  --------------------------------------
                                    Weighted
                                    Average         Weighted                          Weighted
                 Number            Remaining        Average        Number              Average
Exercise     Outstanding at       Contractual       Exercise   Exercisable at         Exercise
Price       January 29, 1997      Life (Years)       Price    January  29, 1997         Price
----------  ----------------  --------------------  --------  -----------------  -------------------

$3.00             90,000              4.1             $3.00          60,000            $3.00
$6.00            294,200              9.0              6.00          89,312             6.00
                 -------              ---             -----         -------            -----

                 384,200              7.9             $5.30         149,312            $4.79
                 =======              ===             =====         =======            =====

 The Company uses the intrinsic value method in accounting for its stock option plans. In applying this method, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below:

                                    January 29, 1997   January 31,1996
                                    ----------------   ---------------

  Net loss          As reported        (1,710,696)      (10,104,591)
                    Pro forma          (2,051,799)      (10.104,591)

  Net loss per
   common share     As reported             (0.28)            (1.64)
                    Pro forma               (0.33)            (1.64)

 For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the year ended January 29, 1997; expected volatility of 65%, risk-free interest rates of 5.3%-5.8%; and expected lives of 5 - 10 years.

 Health Care Plan
 ----------------

 The Company established a partially self-insured plan in November 1993 to provide health, life and dental benefits to employees who elect participation. The plan was terminated during fiscal 1995 and replaced by a fully insured plan. Expenses for these plans charged to operations for the years ended January 29, 1997, January 31, 1996, and February 1, 1995, totaled $1,014,329 and $958,825 and $1,112,507, respectively.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996



NOTE G - EMPLOYEE BENEFIT PLANS - Continued

 Qualified Retirement Plan
 -------------------------

 The Company has a qualified retirement plan whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make tax-deferred contributions under Internal Revenue Section 401(k). The Company's contribution is determined at the discretion of the board of directors. There was no contribution by the Company during the years ended January 29, 1997, January 31, 1996 and February 1, 1995.

 Stock Purchase Plan
 -------------------

 The Company has an employee stock purchase plan which covers up to 300,000 shares of common stock whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make tax-deferred contributions which are used to purchase shares of the Company's common stock. The purchase price for shares is 85% of the fair market value of common stock at the end of the purchasing cycle. Employees purchased 1,863 and 2,710 shares under this plan during fiscal 1997 and 1996, respectively.


NOTE H - PROVISION FOR STORE CLOSING

 In November 1995, the Company closed its Clayton County megastore resulting in a charge of $4,600,000 at January 31, 1996. The charge included the following:

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
                                                     ----------

                                                     $4,600,000
                                                     ==========

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996



NOTE I - INCOME TAXES

 The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance summarized as follows:

                                                         Estimated deferred
                                                         income tax effect
                                                    -------------------------
                                                    January 29,   January 31,
                                                        1997           1996
                                                    -----------   -----------
Deferred income tax assets
 Net operating loss carryforward                    $ 8,604,000   $ 8,247,000
 Inventories                                             92,000        80,000
 Allowance for decrease in market value of asset        300,000       496,000
 Charitable contributions carryforward                   62,000             -
 Accrued liabilities not deductible until paid           60,000         9,000
 Other                                                   20,000        10,000
                                                    -----------   -----------

  Gross deferred tax assets                           9,138,000     8,842,000

Deferred tax asset valuation allowance               (8,055,000)   (7,834,000)
                                                    -----------   -----------

  Net deferred tax asset                              1,083,000     1,008,000
                                                    -----------   -----------

Deferred income tax liabilities
 Property and equipment                              (1,083,000)   (1,008,000)
                                                    -----------   -----------

  Net deferred income tax                           $         -   $         -
                                                    ===========   ===========

 At January 29, 1997, the Company had net operating loss carryforwards of approximately $22,348,000 available to reduce future taxable income which expire as follows:

                                                 Net
                          Fiscal               Operating
                           Year                  Loss
                         --------             -----------

                           2009               $ 5,829,000
                           2010                 6,002,000
                           2011                 8,885,000
                           2012                 1,632,000
                                              -----------

                                              $22,348,000
                                              ===========

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996



NOTE I - INCOME TAXES - Continued

 Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended January 29, 1997, January 31, 1996 and February 1, 1995 are as follows:

                                                   January 29,   January 31,   February 1,
                                                       1997          1996          1995
                                                   ------------  ------------  ------------

  Income tax benefit at 34%                                (34)%         (34)%         (34)%
  State taxes, net of Federal income tax effect             (4)           (4)           (4)
  Tax benefit of losses not recognized                      38            38            38
                                                          ----          ----          ----

   Effective tax rate                                        - %           - %           - %
                                                          ====          ====          ====

NOTE J - FINANCIAL INSTRUMENTS

 The following items relate to the disclosure of the estimated fair value of the Company's financial instrument assets and liabilities:

 Cash
 ----

 The carrying amount approximates fair value because of the short maturity of those instruments.

 Long-term Debt
 --------------

 The carrying amount of the Company's long-term debt approximates fair value, because the debt has variable interest rates which reflect changes in the fair value.


NOTE K - PLANS FOR FUTURE OPERATIONS AND FINANCING

 Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 1998. The Company is taking steps to reduce its losses. For fiscal 1998, the Company will continue to implement its plans for new merchandising initiatives, new prepared food products, strengthened controls on product waste, improvements in manufacturing and distribution efficiencies, and reductions in selling, general and administrative costs.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996

NOTE L - SUBSEQUENT EVENT

 On January 31, 1997, the Company entered into a series of agreements with Progressive Food Concepts, Inc. (PFCI) pursuant to which PFCI loaned the Company $12,000,000 which is exchangeable for shares of Series B convertible preferred stock of the Company, convertible into 3,000,000 shares of the Company's Class A common stock. The agreements also contain a commitment to loan up to an additional $8,000,000, which will be exchangeable for shares of convertible preferred stock of the Company convertible into an aggregate of 2,000,000 shares of Class A common stock. If not earlier paid or accelerated for payment, the outstanding principal of both these loans become an amortized term loan on January 31, 2002. Both loans may be prepaid at any time without penalty or premium.

 In addition, PFCI paid the Company $1,500,000 for the transfer of beneficial interest in all intellectual property rights of the Company outside the States of Georgia and Alabama, $1,000,000 for warrants to purchase 2,000,000 shares of Class A common stock at exercise prices ranging from $4.00 to $5.50, and $500,000 for a five year mutual consulting arrangement. Pursuant to the transfer of intellectual property rights, the Company also received a 2.5% interest in PFCI.

 The Company used approximately $13,000,000 of the proceeds from the transactions discussed above to pay off a portion of their term loan outstanding at January 29, 1997. As a result of paying off part of the term loan, 144,000 of the warrants to purchase 144,000 shares of Class A common stock at $6 per share were canceled. The terms of the remaining portion of the term loan and line of credit were also renegotiated and a new maturity date of January 29, 2000 was established. In consideration for this transaction, the Company reduced the strike price for 48,000 of the bank's outstanding warrants from $6 to $3. These transactions resulted in one bank being replaced as the Company's senior credit agent by another bank. The successor bank received 72,000 of the warrants previously owned by the predecessor bank. These warrants have an exercise price of $3 per share. As a result of this transaction, the successor bank has 216,000 warrants directly after the transaction to purchase 216,000 shares Class A common stock at $3 per share.

 All of the outstanding Series A preferred shares were exchanged by the shareholders for an equal number of the Company's newly issued Series AA preferred stock, with a stated value of $9 per share. The Series AA preferred stock is mandatorily redeemable on December 1, 2001 at the stated value (total redemption value of $11,000,000). At any time prior to redemption, each share of the series AA preferred stock is convertible into the number of shares of Class A common stock obtained by dividing the aggregate liquidation preference of the Series AA preferred stock by the applicable conversion price. The initial conversion price is $6.50 per share and is subject to adjustment in certain circumstances. In connection with the exchange of Series A preferred shares for Series AA preferred shares, the Company reduced the strike price of the warrants outstanding from $10 to $4. The Company also designated 500,000 preferred shares as Series B preferred stock. These Series B preferred stock have a stated value of $40 with no shares issued and outstanding after the transactions discussed above.

                  Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996



NOTE L - SUBSEQUENT EVENT - Continued

 The pro forma balance sheet below shows the balance sheet as if the transaction discussed above had occurred on January 29, 1997:


                                                      Pro Forma
                                                     -----------

     ASSETS

      Cash                                           $ 2,870,607
      Other current assets                            10,205,020
                                                     -----------

         Total current assets                         13,075,627

      Other assets                                    48,897,895
                                                     -----------

                                                     $61,973,522
                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                 $  7,621,474

Unearned consulting revenue                              400,000

Long-term obligations                                 13,244,625

Convertible debt                                      11,434,805

Redeemable preferred stock                            10,286,881

Common stock                                          38,658,943
Additional Paid in Capital                             1,786,119
Accumulated deficit                                  (21,459,325)
                                                    ------------

 Total stockholders' equity                           18,985,737
                                                    ------------

                                                     $61,973,522
                                                    ============

                  Harry's Farmers Market, Inc. and Subsidiaries

                     January 29, 1997 and January 31, 1996



NOTE M - NEW ACCOUNTING PRONOUNCEMENT

 The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                                  SCHEDULE II
           CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at                               Balance
                                           Beginning                                 End of
For the year ended  Description            of Period    Additions     Deductions    Period
------------------  -----------           ----------    ---------    -----------    -------
January 29, 1997  Allowance for doubtful
                  accounts receivable    $   25,000            -            -         25,000

                  Valuation allowance -
                  Deferred tax asset      7,834,000      221,000                   8,055,000
                                         ===================================================

January 31, 1996  Allowance for doubtful
                  accounts receivable    $   25,000   $        0           $0     $   25,000

                  Valuation allowance -
                  Deferred tax asset     $3,546,000   $4,288,000            $0    $7,834,000
                                         ===================================================
February 1, 1995  Allowance for doubtful
                  accounts receivable    $   25,000   $        0           $0     $   25,000

                  Valuation allowance -
                  Deferred tax asset     $  819,000   $2,727,000           $0     $3,546,000
                                         ===================================================


SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          HARRY'S FARMERS MARKET, INC.

                           By: /s/ Harry A. Blazer
                               -------------------
Dated:  April 25, 1997         HARRY A. BLAZER
                               Chairman,  President and Chief Executive
                               Officer (principal executive officer)


Dated:  April 25, 1997     By: /s/ Harold C. Weissman
                               ----------------------
                               HAROLD C. WEISSMAN
                               Treasurer and Chief Financial Officer
                               (principal financial and accounting officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



April 25, 1997        By:  /s/ Harry A. Blazer
                           -------------------
                           HARRY A. BLAZER, Chairman, President,
                           Chief Executive Officer and Director


April 25, 1997        By:  /s/ Terry L. Ransom
                           -------------------
                           TERRY L. RANSOM,
                           Executive Vice President, Chief Administrative
                           Officer and Director

April 25, 1997        By:  /s/ Robert C. Glustrom
                           ----------------------
                           ROBERT C. GLUSTROM, Director


April 25, 1997        By:  /s/ John D. Branch
                           ------------------
                           JOHN D. BRANCH, Director

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.                DESCRIPTION OF EXHIBIT
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

 *3(I).1 Articles of Amendment to Articles of Incorporation of the Company (Form S-1 Exhibit 3.2)

 *3(I).2 Articles of Amendment to Articles of Incorporation of the Registrant (1/30/95 8-K)

 *3(I).3 Articles of Amendment to Articles of Incorporation of the Company regarding Series AA Preferred Stock (2/18/97 8-K)

 *3(I).3 Articles of Amendment to Articles of Incorporation of the Company regarding Series B Preferred Stock (2/18/97 8-K)

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

 *4.4.1 Amended and Restated Stockholders Agreement dated as of January 31, 1997 by and among the Company, Harry A. Blazer and Robert Fleming Nominees, Ltd. (2/18/97 8-K)

 *4.5 Investors' Agreement dated December 30, 1994, by and among the Registrant, AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (1/30/95 8-K)

 *4.5.1 Amended and Restated Investors' Agreement dated as of January 31, 1997 by and among the Company, Harry A. Blazer and AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (2/18/97 8-K)

 *4.6 Registration Rights Agreement dated December 30, 1994, between the Registrant and Robert Fleming Nominees Ltd. (1/30/95 8-K)

 *4.6.1 Amendment to Registration Rights Agreement dated as of January 31, 1997 between the Company and Robert Fleming Nominees Ltd. (2/18/97)

 *4.7 Registration Rights Agreement dated December 30, 1994, between the Registrant and AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (1/30/95 8-K)

 *4.7 Amendment to Registration Rights Agreement dated as of January 31, 1997 between the Company and AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (2/18/97 8-K)

 *4.8 Form of Warrant Certificates issued to Robert Fleming Nominees Ltd. (300,000 shares), AXA Equity & Law Life Assurance Society (56,250 Shares), Orbis Pension Trustees Ltd. (37,500 shares), Ashford Capital Partners, L.P. (15,000 shares) and Theodore H. Ashford (3,750 shares) (1/30/95 8-K)

 *4.8.1 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Robert Fleming Nominees Ltd. (2/18/97 8-K)

 *4.8.2 Amendment to Warrant Certificate dated January 31, 1997 between the Company and AXA Equity & Law Life Assurance Society (2/18/97 8-K)

 *4.8.3 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Orbis Pension Trustees Ltd. (2/18/97 8-K)

 *4.8.4 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Ashford Capital Partners, L.P. (2/18/97 8-K)

 *4.8.5 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Theodore H. Ashford (2/18/97 8-K)

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

 *4.11    Bank Warrant Certificate issued to Creditanstalt-Bankverein (1/30/95
          8-K)

 *4.11.1 Amendment to Bank Warrant Certificate issued to Creditanstalt-Bankverein (2/18/97 8-K)

 *4.12 Preferred Stock Exchange Agreement dated January 31, 1997 among the Company and Robert Fleming Nominees Ltd., AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (2/18/97 8-K)

 *4.13 Registration Rights Agreement dated as of January 31, 1997 by and between the Company and HFMI Acquisition Corporation ("PFCI") (2/18/97 8-K)

 *4.14    Warrant  certificate issued on January 31, 1997 to PFCI (2/18/97 8-K)

 *10.2    Harry's Farmers Market, Inc. 1993 Management Incentive Plan (Form S-1)

 *10.3 Harry's Farmers Market, Inc. 1993 Outside Directors' Incentive Plan (Form S-1)

 *10.4    Harry's Farmers Market, Inc. Employee Stock Purchase Plan (Form S-1)

 *10.6 Master Lease Agreement dated September 5, 1991, between the Partnership and SouthTrust Bank of Alabama, N.A., as amended April 1, 1993 (Form S-1)

 *10.6.2 Third Amendment to Master Lease Agreement dated as of June 8,1994, among the Registrant, Harry A. Blazer and SouthTrust Bank of Alabama,
          N. A.  (8/3/94 10-Q)

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

 *10.13 Lease Agreement dated October 1, 1991, between Marthasville Trading Company, Inc. and Thomas Trucking Co., Inc. (Form S-1)

 *10.14 Agreement to Dissolve and Liquidate Harry's Farmers Market, Ltd. (L.P.), dated March 30, 1993 (Form S-1)

 *10.15 Real Estate Note in the amount of $3,325,000 payable by the Partnership to Citicorp Real Estate, Inc. (Form S-1)

 *10.15.1 Waiver dated December 12, 1994, of certain conditions of default under Real Estate Note dated March 18, 1993 (11/2/94 10-Q)

 *10.16 Amended and Restated Credit Agreement dated as of December 30, 1994, among the Registrant, Marthasville Trading Company, Karalea, Inc., NationsBank of Georgia, National Association ("NationsBank"), as Agent, NationsBank and Creditanstalt-Bankverein, as Lenders (1/30/95 8-K)

 *10.16(a) Amendment Number One and Waiver Agreement dated April 27, 1995, relating to Amended and Restated Credit Agreement dated December 30, 1994, among the Registrant, Marthasville Trading Company, Karalea, Inc., NationsBank, Creditanstalt-Bankverein and NationsBank, as Agent (1995 Form 10-K)

 *10.16.1 Revolving Credit Note of the Registrant dated December 30, 1994, in the original principal amount of $3,600,000 payable to the order of Creditanstalt-Bankverein (1/30/95 8-K)

 *10.16.2 Revolving Credit Note of the Registrant dated December 30, 1994, in the original principal amount of $5,400,000 payable to the order of NationsBank (1/30/95 8-K)

 *10.16.4 Term Loan Note of the Registrant dated December 30, 1994, in the original principal amount of $16,017,000 payable to the order of NationsBank (1/30/95 8-K)

 *10.16.5 Warrant Agreement dated December 30, 1994, among the Registrant, NationsBank and Creditanstalt-Bankverein (1/30/95 8-K)

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

 *10.16.18 Sixth Amendment, Waiver and Forbearance Agreement  dated May 8,
           1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein (1996 10-K)

  10.16.19 Seventh Amendment, Waiver and Forbearance Agreement dated July 25, 1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein

  10.16.20 Eighth Amendment, Waiver and Forbearance Agreement dated December 31, 1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein

 *10.16.21 Ninth Amendment to Loan Agreement dated January 31, 1997 between the
           Company, NationsBank, N.A. and Creditanstalt-Bankverein (2/28/97 8-K)

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

 *10.26 Agreement for Sale of Real Estate dated April 19, 1995, between the Registrant and Trammell Crow SE, Inc. (1995 Form 10-K)

 10.27 Lease Agreement dated effective March 17, 1997, between U.S.41 & I285 Company and the Registrant

 *10.28 Transaction Agreement dated as of January 31, 1997 among PFCI and the Company (2/18/97 8-K)

 *10.29 Secured Loan Agreement dated as of January 31, 1997 between PFCI and the Company (2/18/97 8-K)

 *10.30 Acquisition Agreement dated January 31, 1997 between the Company and PFCI (2/18/97 8-K)

 *10.31 Trust Agreement dated as of January 30, 1997 between and among Wilmington Trust Company, PFCI and the Company (2/18/97 8-K)

 *10.32 PFCI License Agreement dated as of January 31, 1997 between HFMI Trust and PFCI (2/18/97 8-K)

 *10.33 HFMI License Agreement dated as of January 31, 1997 between HFMI Trust and the Company (2/18/97 8-K)

 *10.34 Transfer Agreement dated as of January 31, 1997 between and among the Company, HFMI Trust and PFCI (2/18/97 8-K)

 *10.35 Trust Certificate dated January 30, 1997 issued to HFMI Trust regarding the Georgia Class Interests (2/18/97 8-K)

 *10.36 Trust Certificate dated January 30, 1997 issued to HFMI Trust regarding the Worldwide Class Interests (2/18/97 8-K)

 *10.37 Administration and Servicing Agreement dated as of January 31, 1997 between HFMI Trust, PFCI and the Company (2/18/97 8-K)

 *10.38 Assignment of Intellectual Property dated January 31, 1997, by and between the Company and HFMI Trust (2/18/97 8-K)

 *10.39 Consulting Services Agreement dated as of January 31, 1997 between PFCI, the Company and Harry A. Blazer (2/18/97 8-K)

 *21      Subsidiaries of the Registrant (1993 Form 10-K)

  23      Consent of Grant Thornton LLP

  27      Financial Data Schedule