Form 10-Q
period 1997-04-30
HARRYS FARMERS MARKET INC
filed 1997-06-13
CIK 899755

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                      Commission File Number:
   April 30, 1997                                       0-21486



                         HARRY'S FARMERS MARKET, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Georgia                                     58-2037452
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)



1180 Upper Hembree Road, Roswell, Georgia                     30076
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:      (770) 667-8878
                                                     ----------------------

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


          Yes            X              No
              ----------------------       -----------------------


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


     Class A Common                               4,118,056
----------------------------            ----------------------------
          Class                         Outstanding at June 11, 1997


     Class B Common                               2,050,701
----------------------------            -----------------------------
          Class                         Outstanding at June 11, 1997

                         PART I - FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


Amounts in thousands                      (Unaudited)
                                           April 30,      January 29,
                                             1997            1997
                                          ---------------------------
ASSETS

CURRENT ASSETS
 Cash                                       $   343        $ 1,326
 Accounts receivable, net of allowance          106            254
 Inventories                                  9,924          9,110
 Other receivables                              299            256
 Notes receivable                               411             58
 Prepaid expenses                               706            585
 Pre-opening Expenses                            61              -
                                            -------        -------
  Total current assets                       11,850         11,589

PROPERTY AND EQUIPMENT
 Buildings                                   34,552         34,529
 Equipment                                   24,101         23,721
 Vehicles                                       148            102
                                            -------        -------
                                             58,801         58,352
 Accumulated depreciation                   (21,643)       (20,565)
                                            -------        -------
                                             37,158         37,787
 Land                                         8,030          8,030
                                            -------        -------
                                             45,188         45,817

OTHER ASSETS
 Other Property and Equipment                 1,902          1,902
 Deposits on equipment                          492            485
 Loan costs                                     317            372
 Other                                          430            263
                                            -------        -------
                                              3,141          3,022
                                            -------        -------

 Total assets                               $60,179        $60,428
                                            =======        =======

See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


Amounts in thousands                               (Unaudited)
                                                    April 30,      January 29,
                                                      1997            1997
                                                   ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term obligations         $    594       $    576
 Accounts payable - trade                               3,829          5,787
 Accrued payroll and payroll taxes payable                530            546
 Sales taxes payable                                      159             81
 Other accrued liabilities                                787            531
 Accrued  Income Taxes                                     22              -
                                                     --------       --------

  Total current liabilities                             5,921          7,521

LONG-TERM OBLIGATIONS, net of current maturities
 Unearned consulting revenue                              375              -
 Notes Payable                                         13,820         26,225

CONVERTIBLE DEBT                                       11,454              -

REDEEMABLE PREFERRED STOCK                             10,324         10,352


STOCKHOLDERS' EQUITY
 Common Stock - Class A                                34,623         34,623
 Common Stock - Class B                                 3,936          3,936
 Additional Paid-in Capital                             1,638            513
 Accumulated deficit                                  (21,912)       (22,742)
                                                     --------       --------
   Total stockholders' equity                          18,285         16,330
                                                     --------       --------


   Total liabilities and stockholders' equity        $ 60,179       $ 60,428
                                                     ========       ========


See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)


Amounts in thousands, except per share data
                                                              For the Thirteen Weeks Ended,
                                                      ---------------------------------------------
                                                        April 30, 1997             May 1, 1996
                                                      ---------------------------------------------
Net sales                                             $34,004     100.0%        $33,514     100.0%
Cost of goods sold                                     25,070      73.7%         24,567      73.3%
                                                      ------------------        ------------------
Gross profit                                            8,934      26.3%          8,947      26.7%

Operating expenses
  Direct store expenses                                 5,491      16.2%          5,374      16.0%
  Selling, general & administrative expenses            2,829       8.3%          2,717       8.1%
  Depreciation and  other amortization                    784       2.3%            825       2.5%
                                                      ------------------        ------------------
Total operating expenses                                9,104      26.8%          8,916      26.6%

Operating income (loss)                                  (170)     -0.5%             31       0.1%

Interest expense                                          663       1.9%            724       2.2%
Other income                                           (1,685)     -5.0%           (431)     -1.3%
                                                      ------------------        ------------------

Pretax income (loss)                                      852       2.5%           (262)     -0.8%

Income taxes                                               22       0.1%              -       0.0%
                                                      ------------------        ------------------

Net income (loss)                                         830       2.4%           (262)     -0.8%

Provision for accretion of warrants                       (37)     -0.1%            (57)     -0.2%
                                                      ------------------        ------------------

Net income (loss) applicable to common shareholders   $   793       2.3%        $  (319)     -1.0%
                                                      ==================        ==================
Net income (loss) per common share and
  common equivalent share  (Note D)                   $  0.12                   $ (0.05)
                                                      ==================        ==================

Net income (loss) per common share and
  common equivalent share assuming full dilution      $  0.10                   $ (0.05)
                                                      ==================        ==================
 (Note D)

See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

Amounts in thousands                                                For the Thirteen Weeks Ended,
                                                                  ---------------------------------
                                                                   April 30, 1997       May 1, 1996
                                                                  ---------------------------------
Changes in Cash

Cash flows from operating activities:
  Net earnings (loss)                                                $    830              $  (262)
  Adjustments to reconcile net earnings (loss)
    to cash provided (used)  by operations:
    Depreciation and amortization                                       1,130                1,188
    Gain on sale of equipment                                               -                 (194)
    Gain on sale of intellectual property                              (1,422)                   -
    Decrease in accounts receivable                                       148                   13
    Increase in other receivables                                         (43)                 (50)
    Increase in pre-opening expenses                                      (61)                   -
    Increase in inventories                                              (814)                (487)
    Decrease (increase) in prepaid and deferred expenses                 (121)                 201
    Decrease (increase) in other assets                                    15                  (15)
    Increase (decrease) in accounts payable                            (1,958)                   2
    Increase  in accrued liabilities                                      379                    2
    Increase in Income Taxes Payable                                       22                    -
                                                                     --------              -------

    Net cash provided (used) by operating activities                   (1,895)                 398


Cash flows from investing activities:

  Capital expenditures, including capitalized interest                   (449)                (705)
  Proceeds from sale of property and equipment                              -                  857
  Increase  in notes receivable                                          (539)                  (2)
                                                                     --------              -------

    Net cash provided (used) by investing activities                     (988)                 150


Cash flows from financing activities:
  Proceeds from convertible debt issuance, net of costs                11,560                    -
  Line of credit                                                         (371)                (540)
  Principal payments on long-term obligations                         (12,205)                (949)
  Proceeds from warrants, net of costs                                    994                    5
  Proceeds from consulting agreement                                      500                    -
  Proceeds from sale of intellectual property, net of costs             1,422                    -
                                                                     --------              -------

    Net cash provided (used) by financing activities                    1,900               (1,484)
                                                                     --------              -------

Net decrease in cash                                                     (983)                (936)

Cash at beginning of period                                             1,326                1,042
                                                                     --------              -------

Cash at end of period                                                $    343              $   106
                                                                     ========              =======

See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 1997



NOTE A - BASIS OF PRESENTATION:
-------------------------------

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of April 30, 1997 and the results of operations and cash flows for the thirteen weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended January 29, 1997 included in the Annual Report on Form 10-K filed by the Company.


NOTE B - INVENTORIES:
---------------------

Inventories consist primarily of grocery items and are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.


NOTE C - NOTES RECEIVABLE:
--------------------------

On March 28, 1997, the Company entered into a Loan and Security Agreement (the "Security Agreement") with Ritter Farms and Grainger County Tomato Company (collectively, the "Borrower") pursuant to which the Company agreed to provide up to $1.0 million in financing to the Borrower. The Borrower is the Company's principal supplier of premium quality tomatoes. All funds advanced under the Security Agreement are to bear interest at the rate of ten percent (10%) per annum, are secured by a first priority security interest in certain of the Borrower's assets and will be due and payable not later than December 31, 1997. To date approximately $0.5 million has been advanced to the Borrower pursuant to the Security Agreement.

In connection with the Security Agreement, and in order to provide an additional source of liquidity to fund advances made to the Borrower thereunder, the Company is in the process of amending its loan agreement with PFCI to provide for the advance to the Company of up to $1.0 million of the amount PFCI has committed to loan under such loan agreement for the purpose of assisting the Company in funding obligations under the Security Agreement, if necessary (See Note F). Any advances made under this proposed facility in connection with the Security Agreement shall bear interest at a rate of 10% through June 6, 1998, at a rate of 5% from such date through June 6, 2002 and thereafter at the Bank of America Illinois' "reference rate" plus 1%. Interest and principal under the proposed facility would be required to be paid at the same time as the Borrower under the Security Agreement.

HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 1997


NOTE D- EARNINGS PER SHARE:
---------------------------

Net income (loss) per common share and common equivalent share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares was increased by the number of shares issuable on the exercise of options and warrants when the market price of the common stock exceeds the exercise price of the warrants and options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options and warrants; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options and warrants. The number of common shares and common equivalent shares were 6,432,000 and 6,168,000 for the thirteen weeks ended April 30, 1997 and May 1, 1996 respectively.

Net income(loss) per common share and common equivalent share-assuming full dilution for the thirteen weeks ended April 30, 1997 was determined on the assumption that the convertible debt was converted on January 31, 1997. Net income was adjusted for interest of $176,000 which was net of tax of $4,000. The resulting number of common shares and common equivalent shares for the thirteen weeks ended April 30, 1997 were 9,432,000.


NOTE E - RECLASSIFICATION:
--------------------------

Certain items have been reclassified in the presentation of the first thirteen weeks of fiscal 1997 to conform with the presentation in the current period.


NOTE F- LOAN AGREEMENTS:
------------------------

On January 31, 1997, the Company entered into a series of agreements with Progressive Food Concepts, Inc. ("PFCI") pursuant to which PFCI loaned the Company $12,000,000 which is exchangeable for shares of Series B convertible preferred stock of the Company. Such Series B convertible preferred stock is convertible into 3,000,000 shares of the Company's Class A common stock. The agreements also contain a commitment to loan up to an additional $8,000,000, which will be exchangeable for shares of Series B convertible preferred stock of the Company, which is convertible into an aggregate of 2,000,000 shares of Class A common stock. If not earlier paid or accelerated for payment, the outstanding principal of both these loans become an amortized term loan on January 31, 2002. Both loans may be prepaid at any time without penalty or premium (See Note C.)

In addition, PFCI paid the Company $1,500,000 for the transfer of certain intellectual property rights of the Company outside the States of Georgia and Alabama, $1,000,000 for warrants to

HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 1997

purchase 2,000,000 shares of Class A common stock at exercise prices ranging from $4.00 to $5.50, and $500,000 for a five-year mutual consulting arrangement. Pursuant to the transfer of intellectual property rights, the Company also received a 2.5% interest in PFCI.

The Company used approximately $13,000,000 of the proceeds from the transactions discussed above to pay off a portion of their term loan outstanding at January 29, 1997. As a result of paying off part of such term loan, 144,000 of the warrants to purchase 144,000 shares of Class A common stock at $6.00 per share were canceled. The terms of the remaining portion of the term loan and line of credit were also renegotiated and a new maturity date of January 29, 2000 was established. In consideration for this transaction, the Company reduced the strike price for 48,000 of the bank's outstanding warrants from $6 to $3. These transactions resulted in one bank being replaced as the Company's senior credit agent by another bank. The successor bank, Creditanstalt-Bankverein, received 72,000 of the warrants previously owned by the predecessor bank. These warrants have an exercise price of $3 per share. As a result of this transaction, the successor bank owns 216,000 warrants to purchase 216,000 shares Class A common stock at $3 per share.

All of the outstanding Series A preferred shares were exchanged by the shareholders for an equal number of the Company's newly issued Series AA preferred stock, with a stated value of $9 per share. The Series AA preferred stock is mandatorily redeemable on December 1, 2001 at the stated value (total redemption value of $11,000,000). At any time prior to redemption, each share of the Series AA preferred stock is convertible into the number of shares of Class A common stock obtained by dividing the aggregate liquidation preference of the Series AA preferred stock by the applicable conversion price. The initial conversion price is $6.50 per share and is subject to adjustment in certain circumstances. In connection with the exchange of Series A preferred shares for Series AA preferred shares, the Company reduced the strike price of the warrants outstanding from $10 to $4. The Company also designated 500,000 preferred shares as Series B convertible preferred stock. These Series B preferred shares have a stated value of $40 with no shares issued and outstanding after the transactions discussed above.


NOTE G - STOCK OPTIONS
----------------------

During the quarter ended April 30, 1997, the following changes occurred in outstanding stock options:

                                                       Exercise
                                          Shares        Price
                                         ---------  -------------

Options outstanding, January 29, 1997     384,200   $3.00 - $6.00
Options granted                           197,700   $3.00 - $6.00
Options cancelled                         (13,350)  $        6.00
Options exercised                             -0-             -0-
                                          -------   -------------

Options outstanding, April 30, 1997        568,550  $3.00 - $6.00
                                           =======  =============

HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - CONTINUED
APRIL 30, 1997


NOTE H- NEW ACCOUNTING PRONOUNCEMENT
------------------------------------


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended April 30, 1997 compared to Thirteen Weeks Ended May 1,
1996.

Net sales for the thirteen weeks ended April 30, 1997 (the "1998 Quarter") were approximately $34.0 million, compared to approximately $33.5 million for the thirteen weeks ended May 1, 1996 (the "1997 Quarter"). Comparable store sales increased 1.1% for the period. This increase is primarily attributed to the continuous improvements in the Company's marketing and merchandising efforts partially offset by the growing competition in the Atlanta area. In addition, comparable store sales in the 1998 Quarter improved over the 1997 Quarter due to the extreme weather condition in the Atlanta area during the 1997 Quarter that adversely affected sales.

Gross profit in the 1998 Quarter remained relatively unchanged at approximately $8.9 million compared with approximately $8.9 million in the 1997 Quarter. However, as a result of the increase in the 1998 Quarter sales as compared to the 1997 Quarter sales, gross profit as a percentage of net sales decreased to 26.3% compared to 26.7% in the 1997 Quarter.

Direct store expenses slightly increased to approximately $5.5 million or 16.2% of net sales in the 1998 Quarter compared to approximately $5.4 million or 16.0% of net sales in the 1997 Quarter. This increase is primarily due to: (1) labor and labor related expenses being slightly higher in the 1998 Quarter because of wage increases and incurring additional labor hours (time spent in addition to regular duties) for training and consulting with PFCI employees and consultants, and (2) higher repairs and maintenance expenses due to increased purchases of, and ordinary repairs of, store equipment and (3) increased safety and sanitation expenses. These expenses were offset with a decrease in supplies usage. As a result of the incurring of the above expenses, the Company believes it will be able to stay competitive in the local labor market, reward employees as appropriate, continue to support the PFCI strategic alliance, better control waste, and continue to maintain the safest and finest working conditions possible.

Selling, general and administrative expenses slightly increased to approximately $2.8 million or 8.3% of net sales in the 1998 Quarter from approximately $2.7 million or 8.1% of net sales in the 1997 Quarter. The increase in the 1998 Quarter is primarily attributable to (1) higher consulting expenses from training potential general managers for future Harry's In A Hurry stores, (2) higher repairs, maintenance and computer supplies to support the corporate infrastructure, (3) higher bank charges related to credit card usage which is in direct proportion to higher sales in the 1998 Quarter compared to the 1997 Quarter, and (4) increased advertising. These expenses were offset with lower legal and accounting expenses and significantly lower labor and labor related expenses.

Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold), declined slightly to approximately $.78 million or 2.3% of net sales in the 1998 Quarter from approximately $.83 million or 2.5% of net sales in the 1997 Quarter. This reduction resulted primarily from certain assets becoming fully depreciated prior to or during the 1998 Quarter.

Due to the reasons set forth above, the Company, during the 1998 Quarter, had an operating loss of approximately $0.2 million or (0.5)% of net sales as compared to an operating profit in the 1997 Quarter of approximately $0.03 million or 0.1% of net sales.

Interest expense decreased to approximately $0.6 million or 1.9% of net sales in the 1998 Quarter compared to approximately $0.7 million or 2.2% of net sales in the 1997 Quarter. This decrease is primarily attributable to a significant reduction in the Company's interest rate. The convertible debt rate of interest is 5%. The effective interest rate on the Company's previous long term debt was approximately 9% at fiscal year end. This savings was partially offset by a one-time adjustment to interest expense to write off the discount on long term debt for early payoff.

Other income increased to approximately $1.7 million or 5.0% of net sales during the 1998 Quarter, from approximately $0.4 million or 1.3% of net sales in the 1997 Quarter. This increase is primarily due to the recognition of the sale of the Company's intellectual property, net of expenses, in the amount of approximately $1.4 million to PFCI, and the recognition of approximately $0.025 million of consulting income from PFCI. In addition, the 1997 Quarter contained a gain of approximately $0.2 million on the sale of an outparcel at the Gwinnett megastore.

For the 1998 Quarter, the Company established an income tax provision of approximately $0.02 million as a result of the income from the sale of the intellectual property. The Company has net operating loss carry forwards of approximately $21.5 million which may be applied against future earnings. Should the Company experience a change in ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the extent that the Company may apply such loss carry forwards may be limited.

As a result of the above, the Company's operations produced net income for the 1998 Quarter of approximately $0.8 million or $.12 per common and common equivalent share, compared with a net loss of approximately $0.3 million or ($.05) per common and common equivalent share during the 1997 Quarter.

Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued in March 1995 and was adopted January 1996. The adoption of SFAS No. 121 had no impact on the results of operations.

LIQUIDITY AND CAPITAL RESOURCES

During the 1998 Quarter, the Company's operating activities used approximately $1.9 million in cash. The cash used from operations was primarily for additional seasonal inventory items and a significant reduction in accounts payable. The Company invested approximately $0.4 million in capital expenditures and incurred an increase of approximately $0.5 million in notes receivable. Additionally, the Company paid approximately $0.4 million on its line of credit and approximately $12.2 million on its long term obligations. The Company received approximately $11.6 million net of expenses from the convertible debt proceeds, approximately $0.5 million in proceeds from the Consulting Agreement, as described herein, approximately $1.4 million in net proceeds from the sale of Intellectual Property, as described below, and approximately $1.0 million net of expenses for warrants. As a result, net cash during the 1998 Quarter decreased by approximately $1.0 million resulting in a quarter-end cash balance of approximately $0.3 million. The Company had available at quarter end approximately $1.5 million in additional borrowing capacity under its bank line of credit facility, $8.0 million under its Development Loan facility, as defined below, and, once amended, as described herein, the Company believes an additional $1.0 million will be available under the Development Loan facility.

Cash used by investing activities in the 1998 Quarter was approximately $1.0 million. Investing activities consisted of capital expenditures for property and equipment relating to stores, manufacturing facilities, and the corporate infrastructure and an increase in notes receivable. During the 1998 Quarter, the Company used approximately $0.2 million on computer hardware to improve information systems, approximately $0.1 million on computer software to improve the Company's codification and knowledge transfer of manufacturing processes, and approximately $0.1 million for floor equipment, building improvements and additional transportation equipment for use at the stores and manufacturing facilities. Total capital expenditures were approximately $0.4 million. In addition to capital expenditures, notes receivable increased by approximately $0.5 million for financing the Company's principal supplier of premium quality tomatoes, as described below. Total cash used by investing activities was approximately $1.0 million.

On March 28, 1997, the Company entered into a Loan and Security Agreement (the "Security Agreement") with Ritter Farms and Grainger County Tomato Company (collectively, the "Borrower") pursuant to which the Company agreed to provide up to $1.0 million in financing to the Borrower. The Borrower is the Company's principal supplier of premium quality tomatoes, and the Security Agreement was entered into in connection with the Borrower's reorganization under Chapter 11 of the United States Bankruptcy Code. All funds advanced under the Security Agreement bear interest at the rate of ten percent (10%) per annum, are secured by a first priority security interest in certain of the Borrower's assets and will be due and payable not later than December 31, 1997. To date approximately $0.5 million has been advanced to the Borrower pursuant to the Security Agreement.

Cash provided by financing activities in the 1998 Quarter was approximately $1.9 million. Financing activities consisted mainly of an early payoff of the Company's long-term debt of approximately $12.0 million, other payments of long term debt of approximately $0.2 million, net proceeds from the issuance of the convertible debt of approximately $11.6 million, net proceeds from the sale of warrants of approximately $1.0 million, approximately $0.4 million payment on the line of credit, approximately $0.5 million in proceeds from the Consulting Agreement and approximately $1.4 million in net proceeds from the sale of Intellectual Property, as described below. At the end of the 1998 Quarter, the Company had approximately $1.5 million left on the bank line of credit facility, $8.0 million available under the Development Loan facility and an additional $1.0 million to be available once the Loan Agreement is amended. Cash at the end of the 1998 Quarter was approximately $0.3 million.

To increase liquidity, the Company continues to seek purchaser(s)/leasee(s) for the unused portion of the distribution facility, as well as the remaining outparcel at the Gwinnett County megastore property.

The Company's working capital position in the 1998 Quarter was approximately $5.9 million as compared to the fiscal year end of approximately $4.0 million. The increase in working capital is due largely to the significant decrease in accounts payable of approximately $2.0 million.

Pursuant to a Secured Loan Agreement (the "Loan Agreement") dated as of January 31, 1997, the Company has received a commitment from PFCI for certain loans in an aggregate principal amount not to exceed $20 million outstanding. The aggregate amount includes a term loan to the Company in the principal amount of $12 million ("Refinancing Loan"), which was funded on January 31, 1997 and used by the Company to repay certain indebtedness, and an $8 million development loan (the "Development Loan" and, together with the Refinancing Loan, the "Loans") to be used by the Company for general corporate purposes and to fund development costs relating to the development of a business model for the improvement of the Company's business and facilities as contemplated by the Consulting Agreement, as defined below. Such Loans shall accrue interest at a rate of 5% per annum for a period of five years from January 31, 1997 and at the "reference rate", as set by the Bank of America, Illinois, plus 1% thereafter. The Loans are subordinated in right of payment to certain indebtedness of the Company and are secured by a second priority lien on substantially all of the assets of the Company and its subsidiaries.

In connection with the Security Agreement, and in order to provide an additional source of liquidity to fund advances made to the Borrower thereunder, the Company is in the process of amending its loan agreement with PFCI to provide for the advance to the Company of up to $1.0 million of the amount PFCI has committed to loan under such loan agreement for the purpose of assisting the Company in funding obligations under the Security Agreement, if necessary (See Note F). Any advances made under this proposed facility in connection with the Security Agreement shall bear interest at a rate of 10% through June 6, 1998, at a rate of 5% from such date through June 6, 2002 and thereafter at the Bank of America Illinois' "reference rate" plus 1%. Interest and principal under the proposed facility would be required to be paid at the same time as the Borrower under the Security Agreement.

Pursuant to a Transaction Agreement (the "Transaction Agreement"), dated as of January 31, 1997,, PFCI has paid to the Company $1,000,000 in exchange for the issuance of the Warrant. The Warrant, which expires on January 31, 2001, is exercisable at prices ranging from $4.00 to $5.50 per share, subject to adjustment in certain circumstances.

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

The Company, Harry A. Blazer and PFCI have entered into a five year Consulting Services Agreement (the "Consulting Agreement"), pursuant to which the Company has agreed to provide, for the period ending on January 31, 2002, certain consulting services and access to personnel, information and facilities of the Company for the purpose of developing a business model based on the current businesses (and certain businesses related to the current businesses) of the Company, including the creation of new organizational, systems, human resources, accounting and financial structures and models. A portion of the expenses of such development by the Company will be funded by the Company through the Development Loan. In addition, PFCI has agreed to make available its general business know-how and the information and know-how it acquires under the Consulting Agreement to the Company during the term of the Consulting Agreement. PFCI paid the Company on January 31, 1997 a consulting services fee of $500,000 under the Consulting Agreement. The paid fee will be considered unearned consulting revenue and recognized as consulting income on a monthly basis in the amount of $8,333.33. The Company has recorded $25,000.00 as consulting income during the 1998 Quarter.

In connection with the above-described transactions, the Company used approximately $13.0 million of proceeds, $12.0 million of which was funded by the Refinancing Loan advanced under the Loan Agreement and the remainder of which was funded by monies that the Company received for the sale of the Worldwide Certificate to PFCI and in exchange for the Warrant issued under the Transaction Agreement, to repay in full all of the obligations owing under the Amended and Restated Credit Agreement (as amended, the "Senior Credit Agreement") to NationsBank, N.A. (South), formerly known as NationsBank of Georgia, National Association ("NationsBank"). In addition, the Company and other related parties consummated the following transactions: (i) NationsBank assigned to Creditanstalt-Bankverein ("Creditanstalt") all of its revolving commitment and its interest in the revolving loans advanced under the Senior Credit Agreement; (ii) NationsBank resigned as agent under the Senior credit Agreement, (iii) Creditanstalt was appointed successor agent; and (iv) NationsBank transferred to Creditanstalt all of its warrants to purchase shares of Class A Common Stock, of which Creditanstalt retained 72,000 warrants (having an exercise price of $3.00 per share) and surrendered to the Company for cancellation 144,000 warrants.

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

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, changes in state or federal legislation or regulation, inability to develop new stores as planned, stability of product costs, and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  A. Exhibits.

The following exhibit is filed with this report:

Exhibit
Number                     Description of Exhibit
-------                    ----------------------
 10.1                      Loan and Security Agreement dated as of March 28,
                           1997 by and among Ritter Farms and Grainger Tomato
                           Company and the Company.

  B. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HARRY'S FARMERS MARKET, INC.



Dated: June 12, 1997                   By: /s/ Harry A. Blazer
       -------------                       -------------------
                                           HARRY A. BLAZER
                                           Chairman, President and Chief
                                           Executive Officer (principal
                                           executive officer)



Dated: June 12 , 1997                  By: /s/ Harold C. Weissman
       --------------                      ----------------------
                                           HAROLD C. WEISSMAN
                                           Treasurer and Chief Financial Officer
                                           (principal financial and accounting
                                           officer)