Form 10-Q
period 1997-07-30
HARRYS FARMERS MARKET INC
filed 1997-09-15
CIK 899755

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                Commission File Number
         July 30, 1997                           0-21486



                          HARRY'S FARMERS MARKET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Georgia                                            58-2037452
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


1180 Upper Hembree Road, Roswell, Georgia                         30076
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:(770) 667-8878
                                                   --------------
                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                   No
                      -------------               ----------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Class A Common                                 4,131,849
--------------------------------     -----------------------------------
      Class                           Outstanding at September 10, 1997

     Class B Common                                 2,050,701
---------------------------------    -----------------------------------
      Class                           Outstanding at September 10, 1997

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



Amounts in thousands                        (Unaudited)
                                              July 30,  January 29,
                                               1997         1997
                                            ----------- -----------
ASSETS

CURRENT ASSETS
    Cash                                    $    622    $  1,326
    Accounts receivable, net of allowance        142         254
    Inventories                                8,725       9,110
    Other receivable                             599         256
    Notes receivable                             983          58
    Prepaid expenses                             884         585
                                            --------    --------
      Total current assets                    11,955      11,589


PROPERTY AND EQUIPMENT
    Buildings                                 34,676      34,529
    Equipment                                 24,743      23,721
    Vehicles                                     143         102
                                            --------    --------
                                              59,562      58,352
    Accumulated depreciation                 (22,720)    (20,565)
                                            --------    --------
                                              36,842      37,787
    Land                                       8,030       8,030
                                            --------    --------
                                              44,872      45,817

OTHER ASSETS
    Other property and equipment               1,840       1,902
    Deposits on equipment                        614         485
    Loan costs                                   259         372
    Other                                        195         263
                                            --------    --------
                                               2,908       3,022
                                            --------    --------

    Total assets                            $ 59,735    $ 60,428
                                            ========    ========



         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



Amounts in thousands                               (Unaudited)
                                                    July 30,    January 29,
                                                      1997          1997
                                                   -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term obligations       $    528    $    576
    Accounts payable - trade                             4,801       5,787
    Accrued payroll and payroll taxes                      543         546
    Sales taxes payable                                    241          81
    Other accrued liabilities                            1,184         531
                                                      --------    --------

      Total current liabilities                          7,297       7,521


LONG-TERM OBLIGATIONS, net of current maturities
    Unearned consulting revenue                            350          --
    Notes Payable                                       13,641      26,225

CONVERTIBLE DEBT                                        11,484          --

REDEEMABLE PREFERRED STOCK                              10,361      10,352


STOCKHOLDERS' EQUITY
    Common Stock - Class A                              34,673      34,623
    Common Stock - Class B                               3,936       3,936
    Additional Paid-in Capital                           1,601         513
    Accumulated deficit                                (23,608)    (22,742)
                                                      --------    --------
         Total stockholders' equity                     16,602      16,330
                                                      --------    --------


         Total liabilities and stockholders' equity   $ 59,735    $ 60,428
                                                      ========    ========



         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

Amounts in thousands, except per share data
                                                                            For the Thirteen Weeks Ended,
                                                          -----------------------------------------------------------------

                                                                July 30, 1997                       July 31, 1996
                                                          -----------------------------------------------------------------
Net sales                                                        $ 35,722        100.0%             $ 38,224         100.0%
Cost of goods sold                                                 27,313         76.5%               28,172          73.7%
                                                          -----------------------------      ------------------------------

Gross profit                                                        8,409         23.5%               10,052          26.3%

Operating expenses
      Direct store expenses                                         5,877         16.5%                5,804          15.2%
      Selling, general & administrative                             3,219          9.0%                2,756           7.2%
      Depreciation and  other amortization                            813          2.3%                  868           2.3%
                                                          -----------------------------      ------------------------------
Total operating expenses                                            9,909         27.7%                9,428          24.7%

Operating income (loss)                                            (1,500)        -4.2%                  624           1.6%

Interest expense                                                      519          1.5%                  666           1.7%
Other income                                                         (301)        -0.9%                 (439)         -1.1%
                                                          -----------------------------      ------------------------------

Pretax income (loss)                                               (1,718)        -4.8%                  397           1.0%

Income taxes                                                          (22)         0.1%                    -           0.0%
                                                          -----------------------------      ------------------------------

Net income (loss)                                                  (1,696)        -4.7%                  397           1.0%

Provision for accretion of warrants                                   (37)        -0.1%                  (57)         -0.1%
                                                          -----------------------------      ------------------------------

Net income (loss) applicable to common shareholders              $ (1,733)        -4.9%                $ 340           0.9%
                                                          =============================      ==============================

Earnings (loss) per common and common equivalent share:
      Primary                                                      ($0.28)                             $0.05
                                                          ================                   ================

Shares used in computing earnings per
      common and common equivalent share:
      Primary                                                       6,178                              6,205


      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

Amounts in thousands, except per share data
                                                                            For the Twenty-six Weeks Ended,
                                                          ----------------------------------------------------------------

                                                                 July 30, 1997                     July 31, 1996
                                                          ----------------------------------------------------------------
Net sales                                                        $ 69,726         100.0%            $ 71,738        100.0%
Cost of goods sold                                                 52,383          75.1%              52,739         73.5%
                                                          ------------------------------     -----------------------------

Gross profit                                                       17,343          24.9%              18,999         26.5%

Operating expenses
      Direct store expenses                                        11,368          16.3%              11,178         15.6%
      Selling, general & administrative                             6,048           8.7%               5,473          7.6%
      Depreciation and other amortization                           1,597           2.3%               1,693          2.4%
                                                          ------------------------------     -----------------------------
Total operating expenses                                           19,013          27.3%              18,344         25.6%

Operating income (loss)                                            (1,670)         -2.4%                 655          0.9%

Interest expense                                                    1,182           1.7%               1,390          1.9%
Other income                                                       (1,986)         -2.8%                (870)        -1.2%
                                                          ------------------------------     -----------------------------

Pretax income (loss)                                                 (866)         -1.3%                 135          0.2%

Income taxes                                                            -           0.0%                   -          0.0%
                                                          ------------------------------     -----------------------------

Net income (loss)                                                    (866)         -1.2%                 135          0.2%

Provision for accretion of warrants                                   (74)         -0.1%                (114)        -0.2%
                                                          ------------------------------     -----------------------------

Net income (loss) applicable to common shareholders                $ (940)         -1.3%                $ 21          0.0%
                                                          ==============================     =============================

Earnings (loss) per common and common equivalent share:
      Primary                                                      ($0.15)                             $0.00
                                                          ================                   ================

Shares used in computing earnings per
      common and common equivalent share:
      Primary                                                       6,173                              6,187


      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

Amounts in thousands                                         For the Twenty-six Weeks Ended,
                                                             -------------------------------

                                                              July 30, 1997  July 31, 1996
                                                             -------------------------------
Changes in Cash

Cash flows from operating activities:
     Net income (loss)                                           $   (866)   $    135
     Adjustments to reconcile net income (loss)
       to cash provided by operations:
          Depreciation and amortization                             2,285       2,415
          Gain on sale of equipment                                    --        (439)
          Gain on sale of intellectual property                    (1,422)         --
          Decrease (increase) in accounts receivable                  112        (590)
          Increase in other receivables                              (343)        (51)
          Decrease (increase) in inventories                          385      (1,118)
          Decrease (increase) in prepaid and deferred expenses       (299)         91
          Increase in other assets                                    (78)       (103)
          Increase (decrease) in accounts payable                    (986)      1,090
          Increase  in accrued liabilities                            954         227
                                                                 --------    --------

          Net cash provided (used) by operating activities           (258)      1,657

Cash flows from investing activities:
     Capital expenditures, including capitalized interest          (1,148)     (1,036)
     Proceeds from sale of property and equipment                      --       5,195
     Increase in notes receivable                                    (925)        (30)
                                                                 --------    --------

          Net cash provided (used) by investing activities         (2,073)      4,129

Cash flows from financing activities:
     Proceeds from convertible debt issuance, net of costs         11,560          --
     Line of credit                                                  (482)        210
     Principal payments on long-term obligations                  (12,367)     (5,932)
     Proceeds from employee stock purchase                             --           5
     Proceeds from warrants, net of costs                             994          --
     Proceeds from sale of intellectual property, net of costs      1,422          --
     Proceeds from consulting agreement                               500          --
                                                                 --------    --------

          Net cash provided (used) by financing activities          1,627      (5,717)

                                                                 --------    --------

Net increase (decrease) in cash                                      (704)         69

Cash at beginning of period                                         1,326       1,042
                                                                 --------    --------

Cash at end of period                                            $    622    $  1,111
                                                                 ========    ========

     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                  HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 30, 1997



NOTE A - BASIS OF PRESENTATION:
------------------------------

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of July 30, 1997 and the results of operations and cash flows for the twenty-six weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended January 29, 1997 included in the Annual Report on Form 10-K filed by the Company.


NOTE B - NOTES RECEIVABLE:
-------------------------

On March 28, 1997, the Company entered into a Loan and Security Agreement (the "Security Agreement") with Ritter Farms and Grainger County Tomato Company (collectively, the "Borrower") pursuant to which the Company agreed to provide up to $1.0 million in financing to the Borrower. The Borrower is the Company's principal supplier of premium quality tomatoes, and the Security Agreement was entered into in connection with the Borrower's reorganization under Chapter 11 of the United States Bankruptcy Code. To date the full $1.0 million has been advanced to the Borrower pursuant to the Security Agreement. The Company has been advised that the intended source of repayment of the loan by the Borrower, the revenue generated by the sale of the Borrower's 1997 crop production, may be insufficient to satisfy fully the Borrower's indebtedness to the Company. In addition to a first priority security interest in the Borrower's crops, the Company holds a subordinated mortgage and security interest in other assets of the Borrower including real estate and certain intangible property. In the event that the revenues generated by the sale of the crops are insufficient to repay the debt, the Company will use its best efforts to satisfy the debt from the proceeds of sale of other collateral for the debt. There is, however, no assurance that the Borrower's indebtedness to the Company will be repaid in full.

In connection with the Security Agreement, and in order to provide an additional source of liquidity to fund advances made to the Borrower thereunder, on June 6, 1997, the Company amended its loan agreement with Progressive Food Concepts, Inc. ("PFCI") to provide for the advance to the Company of up to $1.0 million of the amount PFCI has committed to loan under such loan agreement for the purpose of assisting the Company in funding obligations under the Security Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

NOTE C - EARNINGS PER SHARE:
---------------------------

Earnings per share for the periods represented are based on shares of common and common stock equivalents outstanding during the fiscal quarter ended July 30, 1997 and shares of common and common stock equivalents outstanding during the fiscal quarter ended July 31, 1996.

NOTE D - RECLASSIFICATION:
--------------------------

Certain items have been reclassified in the presentation of the first twenty-six weeks of fiscal 1997 to conform with the presentation in the current period.


NOTE E - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended July 30, 1997 compared to Thirteen Weeks Ended July 31,
1996.

         Net sales for the thirteen weeks ended July 30, 1997 (the "1998 Second Quarter") were approximately $35.7 million, compared to approximately $38.2 million for the thirteen weeks ended July 31, 1996 (the "1997 Second Quarter"). Comparable store sales decreased 5.0% for the 1998 Second Quarter as compared to the 1997 Second Quarter. These decreases are primarily a result of the inclusion of approximately $0.7 million of sales in the 1997 Second Quarter directly related to the 1996 Olympic Games in the Atlanta area as well as an undetermined amount of additional business indirectly related to the Olympic Games during the 1997 Second Quarter. Increased competition in the Atlanta area also contributed towards lower sales during the 1998 Second Quarter.

         Gross profit for the 1998 Second Quarter decreased to approximately $8.4 million or 23.5% of net sales compared to approximately $10.1 million or 26.3% of net sales for the 1997 Second Quarter. The 1998 Second Quarter gross profit was negatively impacted primarily by the Company's efforts to reduce slow moving non-perishable inventory with markdowns and close out pricing, which accounted for approximately $0.8 million of the decrease. Further contributing to the reduction in gross profit during the 1998 Second Quarter were costs relating to the Company's efforts to improve efficiencies in the bakery and prepared foods manufacturing facilities.

         Direct store expenses increased slightly to approximately $5.9 million during the 1998 Second Quarter compared to approximately $5.8 million during the 1997 Second Quarter. While the Company experienced an increase in repairs and maintenance, higher rent expenses due to the new Harry's In A Hurry store scheduled to open in December 1997 and retrospective adjustments to worker's compensation expense, there was a partial offset in direct store expenses as a result of a decrease in labor costs, supplies and equipment leases. In addition to the aforementioned, as a result of the decrease in 1998 Second Quarter sales as compared to 1997 Second Quarter sales, direct store expenses as a percentage of net sales increased to 16.5% compared with 15.2% in the 1997 Second Quarter.

         Selling, general and administrative expenses increased to approximately $3.2 million or 9.0% of net sales in the 1998 Second Quarter compared to approximately $2.8 million or 7.2% of net sales in the 1997 Second Quarter. This increase in the 1998 Second Quarter is primarily attributable to higher labor and labor related expenses incurred as a result of adding new personnel to support growth, higher consulting costs directly related to the development of new management information systems, training new personnel for the new Harry's In A Hurry store scheduled to open in December 1997 and an increase in reserves as a result of the increase in the Company's receivables. These expenses were partially offset with lower advertising expenses and lower general insurance costs.

         Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold), declined slightly to approximately $0.81 million in the 1998 Second Quarter from approximately $0.87 million in the 1997 Second Quarter. As a percentage of sales, depreciation and amortization remained relatively unchanged at 2.3% of net sales. This decline in depreciation and amortization expense is the result of certain assets becoming fully depreciated prior to and during the 1998 Second Quarter.

         Due to the reasons set forth above, during the 1998 Second Quarter the Company's operations resulted in an operating loss of approximately $1.5 million or (4.2)% of net sales as compared to an operating profit in the 1997 Second Quarter of approximately $0.6 million or 1.6% of net sales.

         Interest expense decreased to approximately $0.5 million or 1.5% of net sales in the 1998 Second Quarter compared to approximately $0.7 million or 1.7% of net sales in the 1997 Second Quarter. This decrease is primarily the result of approximately $13.0 million of the Company's long term debt with a floating interest rate approximating 9.0% at fiscal year end having been paid off on January 31, 1997 and adding approximately $12.0 million of convertible debt with a fixed rate of 5.0%.

         Other income decreased to approximately $0.3 million or 0.9% of net sales during the 1998 Second Quarter, from approximately $0.4 million or 1.1% of net sales in the 1997 Second Quarter. Included in the 1997 Second Quarter other income was the gain from the proceeds of the sale of the Nashville, Tennessee property of approximately $0.2 million. Included in the 1998 Second Quarter is higher rental income from the Cobb County shopping center and a gain from the sale of certain equipment, both totaling approximately $0.1 million.

         During the fiscal quarter ended April 30, 1997, the Company established an income tax provision of approximately $0.02 million which, as a result of the net loss incurred during the 1998 Second Quarter, has been reversed for the 1998 Second Quarter. The Company has net operating loss carry forwards of approximately $23.0 million which may be applied against future earnings. Should the Company experience a change in ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the extent that the Company may apply such loss carry forwards may be limited.

         As a result of the above, the Company's operations incurred a net loss for the 1998 Second Quarter of approximately $1.7 million or $(.28) per common and common equivalent share, compared with a net profit of approximately $0.3 million or $.05 per common and common equivalent share during the 1997 Second Quarter.

Twenty-Six Weeks Ended July 30, 1997 compared to Twenty-Six Weeks Ended July 31, 1996.

         Net sales for the twenty-six weeks ended July 30, 1997 (the "1998 Period") decreased to approximately $69.7 million from approximately $71.7 million for the twenty-six weeks ended July 31, 1996 (the "1997 Period"). On a comparable store basis, sales decreased 2.1%. This decrease is primarily the result of the inclusion in the 1997 Period of approximately $0.7 million of revenues directly associated with the Olympic Games in the Atlanta area. Additionally, during the

1997 Period the Company indirectly benefited by increased sales during the Olympic and Paralympic Games. Increased competition in the Atlanta area also contributed towards lower sales in the 1998 Period.

         Gross profit for the 1998 Period decreased to approximately $17.3 million or 24.9% from approximately $19.0 million or 26.5% in the 1997 Period. This decrease resulted primarily by the Company's efforts during the 1998 Period to markdown and close out slow moving non-perishable merchandise, which accounted for approximately $0.8 million of the decrease. Further contributing to the reduction in gross profit during the 1998 Second Quarter, were costs relating to the Company's efforts to improve efficiencies in the bakery and prepared foods manufacturing facilities.

         Direct store expenses for the 1998 Period increased to approximately $11.4 million or 16.3% of net sales from approximately $11.2 million or 15.6% of net sales for 1997 Period. During the 1998 Period direct store expenses were higher as a result of: 1) higher labor and labor related expenses in the 1998 Period because of wage increases and additional labor hours (time spent in addition to regular duties) for training and consulting with PFCI employees and consultants, 2) higher repairs and maintenance expenses due to increased purchases of, and ordinary repairs of, store equipment, 3) increased safety and sanitation expenses, 4) increased workers' compensation expense due to retrospective workers' compensation adjustments and, 5) increased rent for the new Harry's in A Hurry store scheduled to open in December 1997. These expenses were partially offset with a decrease in supplies, utilities and equipment leases.

         Selling, general and administrative expense for the 1998 Period increased to approximately $6.0 million or 8.7% of net sales from approximately $5.5 million or 7.6% of net sales in the 1997 Period. The increase in the 1998 Period is primarily attributable to higher labor and labor related expenses incurred as a result of adding new personnel to support growth, higher consulting costs directly relating to the development of new management information systems, training new personnel for the new Harry's In A Hurry store, an increase in reserves as increase in reserves as a result of the increase in the Company's receivables and higher repairs and maintenance. These expenses were partially offset with lower advertising expenses and lower general insurance costs.

         Depreciation and amortization declined to approximately $1.6 million or 2.3% of net sales in the 1998 Period from approximately $1.7 million or 2.4% of net sales in the 1997 Period. This reduction resulted from certain assets becoming fully depreciated prior to or during the 1998 Period.

         Due to the reasons set forth above, the Company's operations during the 1998 Period resulted in an operating loss of $1.7 million or (2.4)% of net sales as compared to an operating profit in the 1997 Period of $0.7 million or 0.9%.

         Interest expense decreased to approximately $1.2 million or 1.7% of net sales in the 1998 Period from approximately $1.4 million or 1.9% of net sales in the 1997 Period. This decrease is primarily attributable to approximately $13.0 million of the Company's long term debt with a floating interest rate approximating 9.0% at fiscal year end having been paid off on January 31, 1997 and adding approximately $12.0 million of convertible debt with a fixed rate of 5.0%

         Other income in the 1998 Period increased to approximately $2.0 million or 2.8% of net sales compared to approximately $0.9 million or 1.2% of net sales in 1997 Period. This increase is primarily due to the recognition of the sale of certain of the Company's intellectual property, net of expenses, in the amount of approximately $1.4 million to PFCI, and the recognition of approximately $0.05 million of consulting income from PFCI. Other income during the 1997 Period included a gain of approximately $0.2 million from the sale of an outparcel at the Gwinnett megastore and a gain of approximately $0.2 million from the sale of the Nashville, Tennessee property.

         As a result of the above, the Company's operations for the 1998 Period incurred a net loss of approximately $0.9 million or ($.15) per common and common equivalent share, compared with a net profit of $0.02 million or $.00 per common and common equivalent share, for the 1997 Period.

LIQUIDITY AND CAPITAL RESOURCES

         During the 1998 Period, the Company's operating activities used approximately $0.3 million in cash. The Company invested approximately $1.1 million in capital expenditures and incurred an increase of approximately $0.9 million in notes receivable. Additionally, the Company paid approximately $0.5 million on its line of credit and approximately $12.4 million on its long term obligations. The Company received approximately $11.6 million net of expenses from the convertible debt proceeds, approximately $0.5 million in proceeds from the Consulting Agreement, as described herein, approximately $1.4 million in net proceeds from the sale of Intellectual Property, as described below, and approximately $1.0 million net of expenses for warrants. As a result, net cash during the 1998 Period decreased by approximately $0.7 million resulting in a cash balance at the end of the 1998 Period of approximately $0.6 million. The Company had available approximately $1.6 million at the end of the 1998 period in additional borrowing capacity under its bank line of credit facility, and $8.0 million under its Development Loan facility, as defined below.

         Cash used by investing activities in the 1998 Period was approximately $2.1 million. Investing activities consisted of capital expenditures for property and equipment relating to stores, manufacturing facilities and the corporate infrastructure, and an increase in notes receivable. During the 1998 Period, the Company used approximately $0.3 million on computer hardware to improve current information systems, approximately $0.4 million on computer software to improve the Company's codification of manufacturing processes as well as financial management information systems, and approximately $0.4 million for floor equipment, building improvements, and additional transportation equipment for use at the stores and manufacturing facilities. Total capital expenditures were approximately $1.1 million. In addition to capital expenditures, notes receivable increased by approximately $0.9 million primarily for the financing of the Company's principal supplier of premium quality tomatoes, as described below. Total cash used by investing activities was approximately $2.1 million.

         On March 28, 1997, the Company entered into a Loan and Security Agreement (the "Security Agreement") with Ritter Farms and Grainger County Tomato Company (collectively, the "Borrower") pursuant to which the Company agreed to provide up to $1.0 million in financing to the Borrower. The Borrower is the Company's principal supplier of premium quality tomatoes, and the Security Agreement was entered into in connection with the Borrower's reorganization under Chapter 11 of the United States Bankruptcy Code. All funds advanced under the Security Agreement bear interest at the rate of ten percent (10%) per annum, and will be due and payable not later than December 31, 1997. To date the full $1.0 million has been advanced to the Borrower pursuant to the Security Agreement. The Company has been advised that the intended source of repayment of the loan by the Borrower, the revenue generated by the sale of the Borrower's 1997 crop production, may be insufficient to satisfy fully the Borrower's indebtedness to the Company. In addition to a first priority security interest in the Borrower's crops, the Company holds a subordinated mortgage and security interest in other assets of the Borrower including real estate and certain intangible property. In the event that the revenues generated by the sale of the crops are insufficient to repay the debt, the Company will use its best efforts to satisfy the debt from the proceeds of sale of other collateral for the debt. There is, however, no assurance that the Borrower's indebtedness to the Company will be repaid in full.

         Cash provided by financing activities in the 1998 Period was approximately $1.6 million. Financing activities consisted mainly of an early payoff of the Company's long-term debt, exclusive of the line of credit, of approximately $12.0 million, other payments of long term debt of approximately $0.4 million, net proceeds from the issuance of the convertible debt, of approximately $11.6 million, net proceeds from the sale of warrants of approximately $1.0 million, approximately $0.5 million payment on the line of credit, approximately $0.5 million in proceeds from the Consulting Agreement and approximately $1.4 million in net proceeds from the sale of Intellectual Property, as described below. At the end of the 1998 Period, the Company had approximately $1.6 million left on the bank line of credit facility, $8.0 million available under the Development Loan facility. Cash at the end of the 1998 Period was approximately $0.6 million.

         To increase liquidity, the Company continues to seek purchaser(s)/leasee(s) for the unused portion of the distribution facility, as well as the remaining outparcel at the Gwinnett County megastore property.

         The Company presently owns and operates a 151,000 square foot production/warehouse facility, of which approximately 55,000 square feet is currently utilized for bakery production, approximately 40,000 square feet is used for non-perishable inventory and the balance of approximately 56,000 square feet, which was once used for the Company's perishable distribution center, is currently available for lease. If the opportunity should arise to sell the facility and lease back the bakery area, the Company would pursue such possibility. The bakery facility currently produces approximately 200 different products with state-of-the-art industrial baking equipment and is currently utilizing approximately 33% of its potential capacity. In addition, the Company operates a United States Department of Agriculture ("USDA") approved facility located at its Alpharetta Megastore. This plant produces approximately 300 different prepared foods with a USDA compliance inspection record of 99.5%. Currently the USDA approved facility is operating at approximately 40% of its potential utilization. Management believes that the excess capacities available from both plants, as well as the distribution center, will be more fully utilized as the PFCI concept and the Company's own growth plans develop.

         The Company had planned to open the third Harry's In A Hurry store during the late summer of 1997. However, as a result of longer than expected training and education for the store employees, as well as proper design implementation, that store is now anticipated to open in December 1997.

         On January 31, 1997, the Company entered into a series of agreements with Progressive Food Concepts, Inc. ("PFCI") pursuant to which PFCI loaned the Company $12.0 milion which is exchangeable for shares of Series B convertible preferred stock of the Company. Such Series B convertible preferred stock is convertible into 3,000,000 shares of the Company's Class A common stock. The agreements also contain a commitment to loan up to an additional $8.0 million (the "Development Loan"), which is convertible into an aggregate of 2,000,000 shares of Class A common stock. If not earlier paid or accelerated for payment, the outstanding principal of both these loans become an amortized term loan on January 31, 2002. Both loans may be prepaid at any time without penalty or premium, and accrue interest at a rate of 5% per annum for a period of five years from January 31, 1997.

         In connection with the Security Agreement, and in order to provide an additional source of liquidity to fund advances made to the Borrower thereunder, on June 6, 1997, the Company amended its loan agreement with PFCI to provide for the advance to the Company of up to $1.0 million of the amount PFCI has committed to loan under such loan agreement for the purpose of assisting the Company in funding obligations under the Security Agreement. The full amount of such advance was made on August 11, 1997.

         PFCI was formed with a $17 million loan from Boston Chicken, Inc. convertible into shares of PFCI common stock, as well as certain financing commitments from certain members of the management of Boston Chicken, Inc. and private investors.

         In addition, PFCI paid the Company $1.5 million for the transfer of certain intellectual property rights of the Company outside the States of Georgia and Alabama (the "Intellectual Property"), $1.0 million for warrants to purchase 2,000,000 shares of Class A common stock of the Company at exercise prices ranging from $4.00 to $5.50, and $0.5 million for a five-year mutual consulting agreement (the "Consulting Agreement"). Pursuant to the transfer of intellectual property rights, the Company also received a 2.5% interest in PFCI.

         The Company used approximately $13.0 million of the proceeds from the transactions discussed above to pay off a portion of its term loan outstanding at January 29, 1997. As a result of paying off part of the term loan, 144,000 warrants to purchase 144,000 shares of Class A common stock at $6.00 per share were canceled. The terms of the remaining portion of the term loan and line of credit were also renegotiated, on terms discussed below, and a new maturity date of January 29, 2000 was established. In consideration for this transaction, the Company reduced the exercise price for 48,000 of the bank's outstanding warrants from $6 to $3. These transactions resulted in one bank being replaced as the Company's senior credit agent by another bank. The successor bank received 72,000 of the warrants previously owned by the predecessor bank. These warrants have an exercise price of $3 per share. As a result of this transaction, the successor bank owns 216,000 warrants to purchase 216,000 shares Class A common stock at $3 per share.

         In connection with the above described transactions with PFCI and the Company's banks, in an effort to make the Company's then outstanding Series A Preferred Stock maintain similar rights and preferences and properly rank with the preferences of the newly issued Series B Preferred Stock, all of the outstanding Series A preferred shares were exchanged by the shareholders for an equal number of the Company's newly issued Series AA preferred stock, with a stated value of $9 per share. The Series AA preferred stock is mandatorily redeemable on December 1, 2001 at the stated value (total redemption value of $11.0 million). At any time prior to redemption, each share of the series AA preferred stock is convertible into the number of shares of Class A common stock obtained by dividing the aggregate liquidation preference of the Series AA preferred stock by the applicable conversion price. The initial conversion price is $6.50 per share and is subject to adjustment in certain circumstances. In connection with the exchange of Series A preferred shares for Series AA preferred shares, the Company reduced the exercise price of the warrants outstanding from $10 to $4.

         As a result of the aforementioned transactions, the Company has a line of credit and term loan agreement with Creditanstalt-Bankverein ("Creditanstalt") that allows borrowing up to $12.0 million bearing interest at Libor plus 3.5% or prime plus 1.5% which matures on January 29, 2000. The average outstanding short-term borrowings during the 1998 Period was approximately $3.2 million. The weighted average interest rate during the 1998 Period was approximately 9.95%. The maximum borrowings outstanding at any month end during the 1998 Period totaled approximately $10.5 million. The line of credit and term loan is collaterallized by substantially all assets of the Company. The total amount drawn at July 30, 1997 was approximately $10.4 million. The total amount available at July 30, 1997 was approximately $1.6 million.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

          On June 18, 1997, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders of the Company voted on the following matter:

         Election of the following individuals, which constitute the entire Board of Directors, as directors of the Company for a term of one year, with votes cast as set forth below:

       Nominee               Votes For:      Votes Against:
       -------               ----------      --------------

       Harry A. Blazer      24,232,651       77,997
       John D. Branch       24,238,757       71,891
       Robert C. Glustrom   24,239,807       70,841
       William J. Horvath   24,239,577       71,071
       Terry L. Ransom      24,235,834       74,814

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits.  The following exhibit is filed with this report:

              Exhibit
              Number       Description of Exhibit
              ------       ----------------------

               10.1 Amendment to Loan Documents and Consent dated as of June 6, 1997 between the Company, PFCI and Creditanstalt-Bankverein.

          b. No reports on Form 8-K were filed during the quarter ended July 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HARRY'S FARMERS MARKET, INC.




Dated:  September 10, 1997       By:  /s/ Harry A. Blazer
       -----------------------      ---------------------
                                 HARRY A. BLAZER
                                 Chairman, President and Chief Executive Officer
                                  (principal executive officer)




Dated:   September 10 , 1997    By:  /s/ Harold C. Weissman
       -----------------------        ----------------------
                                HAROLD C. WEISSMAN
                                Treasurer and Chief Financial Officer
                                (principal financial and accounting officer)