Form 10-Q
period 1997-10-29
HARRYS FARMERS MARKET INC
filed 1997-12-12
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                                Commission File Number
    October 29, 1997                                               0-21486



                         HARRY'S FARMERS MARKET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Georgia                                                58-2037452
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1180 Upper Hembree Road, Roswell, Georgia                            30076
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:   (770) 667-8878
                                                     ---------------------------

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

          Yes   X      No
              -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

          Class A Common                                  4,131,849
---------------------------------           ------------------------------------
              Class                           Outstanding at December 11, 1997

          Class B Common                                  2,050,701
---------------------------------           ------------------------------------
              Class                           Outstanding at December 11, 1997

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



Amounts in thousands                        (Unaudited)
                                            October 29,    January 29,
                                               1997           1997
                                             --------       --------
ASSETS

CURRENT ASSETS
 Cash                                        $    397       $  1,326
 Accounts receivable, net of allowance            205            254
 Inventories                                    8,917          9,110
 Other receivable                                 450            256
 Notes receivable                                 250             58
 Prepaid expenses                                 740            585
                                             --------       --------

  Total current assets                         10,959         11,589


PROPERTY AND EQUIPMENT
 Buildings                                     31,864         34,529
 Equipment                                     25,602         23,721
 Vehicles                                         142            102
 Construction in progress                         113              -
                                             --------       --------
                                               57,721         58,352
 Accumulated depreciation                     (23,834)       (20,565)
                                             --------       --------
                                               33,887         37,787
 Land                                           8,030          8,030
                                             --------       --------
                                               41,917         45,817

OTHER ASSETS
 Other property and equipment                   1,565          1,902
 Deposits on equipment                            965            485
 Loan costs                                       187            372
 Other                                            186            263
                                             --------       --------
                                                2,903          3,022
                                             --------       --------

 Total assets                                $ 55,779       $ 60,428
                                             ========       ========

   See accompanying financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


Amounts in thousands                                 (Unaudited)
                                                     October 29,    January 29,
                                                        1997           1997
                                                      --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term obligations        $    521       $    576
   Accounts payable - trade                              4,690          5,787
   Accrued payroll and payroll taxes                       646            546
   Sales taxes payable                                     111             81
   Other accrued liabilities                               608            531
                                                      --------       --------

    Total current liabilities                            6,576          7,521

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES
   Unearned consulting revenue                             380          -
   Notes Payable                                        14,006         26,225

CONVERTIBLE DEBT                                        13,013          -

REDEEMABLE PREFERRED STOCK                              10,398         10,352

STOCKHOLDERS' EQUITY
   Common Stock - Class A                               34,673         34,623
   Common Stock - Class B                                3,936          3,936
   Additional Paid-in Capital                            1,564            513
   Accumulated deficit                                 (28,767)       (22,742)
                                                      --------       --------
     Total stockholders' equity                         11,406         16,330
                                                      --------       --------


     Total liabilities and stockholders' equity       $ 55,779       $ 60,428
                                                      ========       ========

     See accompanying financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statement of Operations

                                  (Unaudited)

Amounts in thousands, except per share data

                                                         For the Thirteen Weeks Ended,
                                                ---------------------------------------------
                                                  October 29, 1997         October 30, 1996
                                                ---------------------------------------------
Net sales                                       $32,634      100.0%       $33,844      100.0 %
Cost of goods sold                               23,944       73.4%        24,932       73.7 %
                                                ------------------        ------------------

Gross profit                                      8,690       26.6%         8,912       26.3 %

Operating expenses
  Direct store expenses                           5,603       17.2 %        5,082       15.0 %
  Selling, general & administrative               3,530       10.8 %        2,548        7.5 %
  Depreciation and  other amortization              850        2.6 %          874        2.6 %
  Loss on impairment of asset                     2,868        8.8 %           -         0.0 %
                                                ------------------        ------------------
Total operating expenses                         12,851       39.4 %        8,504       25.1 %

Operating income (loss)                          (4,161)     (12.8)%          408        1.2 %

Interest expense                                    532        1.6 %          610        1.8 %
Other income                                       (283)      (1.0)%         (241)      (0.7)%
Loss on writedown of note receivable                750        2.2 %           -         0.0 %
                                                ------------------        ------------------

Pretax income (loss)                             (5,160)     (15.8)%           39        0.1 %

Income taxes                                         -         0.0 %           -         0.0 %
                                                ------------------        ------------------

Net income (loss)                                (5,160)     (15.8)%           39        0.1 %

Provision for accretion of warrants                 (37)      (0.1)%          (57)      (0.2)%
                                                ------------------        ------------------

Net loss applicable to common shareholders      $(5,197)     (15.9)%      $   (18)      (0.1)%
                                                ==================        ==================

Earnings per common and
  common equivalent share:
  Primary                                         (0.84)                  $     -
                                                ==========                ==========

Shares used in computing earnings per
  common and common equivalent share:
  Primary                                         6,183                     6,228

  See accompanying financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

Amounts in thousands, except per share data
                                                              For the Thirty-nine Weeks Ended,
                                                         --------------------------------------------
                                                         October 29, 1997           October 30, 1996
                                                         --------------------------------------------
Net sales                                                $102,360   100.0%          $105,583    100.0%
Cost of goods sold                                         76,325    74.6%            77,671     73.6%
                                                         ----------------           -----------------

Gross profit                                               26,035    25.4%            27,912     26.4%

Operating expenses
  Direct store expenses                                    16,972    16.6%            16,261     15.4%
  Selling, general & administrative                         9,414     9.2%             8,023      7.6%
  Depreciation and  other amortization                      2,447     2.4%             2,566      2.4%
  Loss on impairment of asset                               2,868     2.8%                 -      0.0%
                                                         ----------------           -----------------
Total operating expenses                                   31,701    31.0%            26,850     25.4%

Operating income (loss)                                    (5,666)   -5.5%             1,062      1.0%

Interest expense                                            1,713     1.7%             2,000      1.9%
Other income                                               (2,268)   -2.2%            (1,112)    -1.1%
Loss on writedown of note receivable                          914     0.9%                 -      0.0%
                                                         ----------------           -----------------

Pretax income (loss)                                       (6,025)   -5.9%               174      0.2%

Income taxes                                                    -     0.0%                 -      0.0%
                                                         ----------------           -----------------

Net income (loss)                                          (6,025)   -5.9%               174      0.2%

Provision for accretion of warrants                          (111)   -0.1%              (171)    -0.2%
                                                         ----------------           -----------------

Net income (loss) applicable to common shareholders      $ (6,136)   -6.0%          $      3      0.0%
                                                         ================           =================

Earnings per common and
  common equivalent share:
  Primary                                                   (0.99)                  $      -
                                                         ========                   ========

Shares used in computing earnings per
  common and common equivalent share:
  Primary                                                   6,176                      6,211


  See accompanying financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

Amounts in thousands                                               For the Thirty-nine Weeks Ended,
                                                               ----------------------------------------
                                                               October 29, 1997        October 30, 1996
                                                               ----------------        ----------------
Changes in Cash

Cash flows from operating activities:
  Net income (loss)                                                  (6,136)                   174
  Adjustments to reconcile net income (loss)
    to cash provided by operations:
    Depreciation and amortization                                     3,480                  3,642
    Loss on impairment of assets                                      2,868                      -
    Gain on sale of equipment                                             -                   (456)
    Gain on sale of intellectual property                            (1,422)                     -
    Loss on writedown of notes receivable                               914                      -
    Decrease (increase) in accounts receivable                           49                   (121)
    Increase in other receivables                                      (194)                  (808)
    Decrease (increase) in inventories                                  304                   (953)
    Decrease (increase) in prepaid and deferred expenses               (155)                    19
    Increase in other assets                                           (459)                     -
    Increase (decrease) in accounts payable                          (1,097)                   737
    Increase (decrease) in accrued liabilities                          382                   (654)
                                                                   --------                -------

    Net cash provided (used) by operating activities                 (1,466)                 1,580

Cash flows from investing activities:
  Capital expenditures, including capitalized interest               (1,889)                (1,292)
  Proceeds from sale of property and equipment                            -                  5,195
  Increase in notes receivable                                       (1,087)                   (44)
                                                                   --------                -------

    Net cash provided (used) by investing activities                 (2,976)                 3,859

Cash flows from financing activities:
  Proceeds from convertible debt issuance, net of costs              13,060                     47
  Line of credit                                                         18                    510
  Principal payments on long-term obligations                       (12,481)                (6,157)
  Proceeds from employee stock purchase                                   -                      5
  Proceeds from warrants, net of costs                                  994                      -
  Proceeds from sale of intellectual property, net of costs           1,422                      -
  Proceeds from consulting agreement                                    500                      -
                                                                   --------                -------

    Net cash provided (used) by financing activities                  3,513                 (5,595)
                                                                   --------                -------

Net decrease in cash                                                   (929)                  (156)

Cash at beginning of period                                           1,326                  1,042
                                                                   --------                -------

Cash at end of period                                                   397                    886
                                                                   ========                =======

  See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 29, 1997


NOTE A - BASIS OF PRESENTATION:
-------------------------------

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of October 29, 1997 and the results of operations and cash flows for the thirteen and thirty-nine weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended January 29, 1997 included in the Annual Report on Form 10-K filed by the Company.


NOTE B - NOTES RECEIVABLE:
--------------------------

On March 28, 1997, the Company entered into a Loan and Security Agreement (the "Security Agreement") with Ritter Farms and Grainger County Tomato Company (collectively, the "Borrower") pursuant to which the Company agreed to provide up to $1.0 million in financing to the Borrower. The Borrower is the Company's principal supplier of premium quality tomatoes, and the Security Agreement was entered into in connection with the Borrower's reorganization under Chapter 11 of the United States Bankruptcy Code. To date the full $1.0 million has been advanced to the Borrower pursuant to the Security Agreement. The Company has been advised that the intended source of repayment of the loan by the borrower, the revenue generated by the sale of the Borrower's 1997 crop production, will be insufficient to satisfy fully the borrower's indebtedness to the Company. In addition to a first priority security interest in the Borrower's crops, the Company holds a subordinated mortgage and security interest in other assets of the Borrower including real estate and certain intangible property. In the event that the revenues generated by the sale of the crops are insufficient to repay the debt, the Company will use its best efforts to satisfy the debt from the proceeds of sale of other collateral for the debt. There is, however, no assurance that the Borrower's indebtedness to the Company will be repaid in full. During the quarter ended October 29, 1997, the Company increased its allowance for doubtful accounts by approximately $0.8 million in connection with the notes receivable.

In connection with the Security Agreement, and in order to provide an additional source of liquidity to fund advances made to the Borrower thereunder, on June 6, 1997 the Company amended its loan agreement with Progressive Food Concepts, Inc. ("PFCI") to provide for the advance to the Company of up to $1.0 million of the amount PFCI has committed to loan under such loan agreement for the purpose of assisting the Company in funding obligations under the Security Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

NOTE C - EARNINGS PER SHARE:
---------------------------

Earnings per share for the periods represented are based on shares of common and common stock equivalents outstanding during the fiscal quarter ended October 29, 1997 and shares of common and common stock equivalents outstanding during the fiscal quarter ended October 30, 1996.


NOTE D - RECLASSIFICATION:
--------------------------

Certain items have been reclassified in the presentation of the first thirty-nine weeks of fiscal 1997 to conform with the presentation in the current period.


NOTE E - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------

Statement of Financial Accounting Standards No. 121 "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued in March 1995 and was adopted January 1996. During the quarter ended October 29, 1997, the Company recorded approximately $2.8 million as an impairment loss on its bakery and distribution facility.


NOTE F - SUBSEQUENT EVENT
-------------------------

On November 3, 1997, the Company entered into a series of agreements with PFCI, a majority owned subsidiary of Boston Chicken, Inc. pursuant to which the two entities amended and restructured certain aspects of a transaction which was originally entered into on January 31, 1997 (the "January Transaction"). In accordance with such amendments, as more particularly described below, PFCI has redeemed the 2.5% interest the Company held in PFCI, as consideration for (i) PFCI's payment of $2.5 million, (ii) the funding of $2.5 million under that certain Development Loan between the two entities, (iii) the commitment by PFCI to make available to the Company $4.0 million under the Development Loan, as described below, within the next twelve months, and (v) beginning in 1999, the Company's right to use certain intellectual property, including the trademarks and developmental rights to the Harry's Farmers Market and Harry's In A Hurry concepts, which had been sold to PFCI in the January Transaction (collectively, the "Restructuring").

The Company and PFCI amended that certain Secured Loan Agreement between the parties whereby the Company, using a portion of the consideration described above, paid $2.5 million to reduce outstanding indebtedness under the Development Loan. The amount available under the Development Loan was reduced to $5.5 million of which $1.5 million is outstanding. PFCI has committed to loan the remaining funds under the Development Loan to the Company by funding $2.0 million on May 3, 1998 and $2.0 million on November 3, 1998. The Development Loan is to be used by the Company to fund expenditures in connection with a Mutual Consulting Agreement between the Company, PFCI and Harry A. Blazer, President and Chief Executive Officer of the Company, for refurbishment of existing Company stores, for development of new Harry's In A Hurry stores and for general corporate purposes.

In connection with the January Transaction, the Company transferred certain federal and state registered and unregistered trademarks, trademark applications, registered and unregistered service marks, service mark applications, trade names, trade name rights, copyrights, trade secrets and know-how and other proprietary information of the Company (the "Intellectual Property") to a newly organized business trust (the "Trust"). The Trust then issued to the Company two ownership certificates, one of which entitled the holder to beneficial ownership of, and a license to use, the Intellectual Property in the States of Georgia and Alabama and one of which (the "Worldwide Certificate") entitled the holder to beneficial ownership of, and a license to use, the Intellectual Property throughout the rest of the world. The Company then transferred the Worldwide Certificate to PFCI.

As a result of the Restructuring, and the redemption of the 712.3746 shares of PFCI previously held by the Company, the Company's rights to use the Intellectual Property were expanded. Beginning on November 3, 1999, the Company will be entitled to use the Intellectual Property, on a non-exclusive basis, in the states of Tennessee, North Carolina and South Carolina. However, in such states, the Company will have the exclusive right to use the "Harry's" name and trademarks, service marks and trade names incorporating the "Harry's" name (the "Harry's Marks") effective immediately. Also on November 3, 1999, the Company's exclusive rights to use the Intellectual Property in the states of Georgia and Alabama ceases, notwithstanding the continued exclusivity on behalf of the Company to the Harry's Marks in such states. In addition, on January 31, 2004, the Company will be entitled to use the Intellectual Property, on a non-exclusive basis, throughout the world; provided however, that the Company's exclusive right to use the Harry's Marks on a worldwide basis are subject to PFCI having not made the decision to use the Harry's Marks by such time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended October 29, 1997 compared to Thirteen Weeks Ended October 30, 1996.

  Net sales for the thirteen weeks ended October 29, 1997 (the "1998 Third Quarter") were approximately $32.6 million, compared to approximately $33.8 million for the thirteen weeks ended October 30, 1996 (the "1997 Third Quarter"). Comparable store sales decreased 2.2% for the 1998 Third Quarter as compared to the 1997 Third Quarter. These decreases are primarily a result of the inclusion of approximately $0.6 million of sales in the 1997 Third Quarter directly related to the 1996 Olympic and Paralympic Games in the Atlanta area, as well as an undetermined amount of additional business indirectly related to the Olympic and Paralympic Games during the 1997 Third Quarter. Increased competition in the Atlanta area also contributed towards lower sales during the 1998 Third Quarter.

  Gross profit for the 1998 Third Quarter increased to 26.6% of net sales compared to 26.3% of net sales for the 1997 Third Quarter. The increase was primarily due to the Company's continuing efforts to lower its cost of goods sold through better buying practices, improved product mix and better distribution efficiencies. However, as a result of the decrease in the 1998 Third Quarter sales, gross profit in the 1998 Third Quarter was $8.7 million as compared to $8.9 million in the 1997 Third Quarter.

  Direct store expenses increased to approximately $5.6 million or 17.2% of net sales during the 1998 Third Quarter compared to approximately $5.1 million or 15.0% of net sales during the 1997 Third Quarter. The increase is primarily due to an increase in labor and labor related expenses, repairs and maintenance, and new rent expenses due to the new Harry's In A Hurry store scheduled to open in January 1998. Additionally, the 1997 Third Quarter included an approximately $0.2 million credit in retrospective adjustments to worker's compensation expense.

  Selling, general and administrative expenses increased to approximately $3.5 million or 10.8% of net sales in the 1998 Third Quarter compared to approximately $2.5 million or 7.5% of net sales in the 1997 Third Quarter. This increase in the 1998 Third Quarter is primarily attributable to higher labor and labor related expenses incurred as a result of adding new personnel to support growth, higher consulting costs directly related to the development of new management information systems and training new personnel for the new Harry's In A Hurry store scheduled to open in January 1998.

  Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold), declined slightly to approximately $0.85 million in the 1998 Third Quarter from approximately $0.87 million in the 1997 Third Quarter. This decline in depreciation and amortization expense is the result of certain assets becoming fully depreciated prior to and during the 1998 Third Quarter. As a percentage of sales, depreciation and amortization remained relatively unchanged at 2.6% of net sales.

  During the 1998 Third Quarter, the Company recorded a loss on the impairment of its bakery and distribution center of approximately $2.9 million or 8.8% of net sales. The book value of the asset has been adjusted to reflect the amount the Company could expect upon its sale.

  Due to the reasons set forth above, during the 1998 Third Quarter the Company's operations resulted in an operating loss of approximately $4.2 million or (12.8)% of net sales as compared to an operating profit in the 1997 Third Quarter of approximately $0.4 million or 1.2% of net sales.

  Interest expense decreased to approximately $0.5 million or 1.6% of net sales in the 1998 Third Quarter compared to approximately $0.6 million or 1.8% of net sales in the 1997 Third Quarter. This decrease is primarily the result of approximately $13.0 million of the Company's long term debt, with a floating interest rate of approximately 9.0% at fiscal year end, having been paid off on January 31, 1997 and adding approximately $12.0 million of convertible debt with a fixed rate of 5.0%.

  Other income increased to approximately $0.3 million or 1.0% of net sales during the 1998 Third Quarter, from approximately $0.2 million or 0.7% of net sales in the 1997 Third Quarter. The increase is primarily attributable to interest income from the Company's principal supplier of premium quality tomatoes of approximately $0.05 million. Included in other income is rental income from the Cobb County shopping center.

  The Company has increased its allowance for doubtful accounts during the 1998 Third Quarter by approximately $0.8 million or 2.2% of net sales to cover potential losses in connection with notes receivable from its principal supplier of premium quality tomatoes.

  The Company has net operating loss carry forwards of approximately $28.0 million which may be applied against future earnings. Should the Company experience a change in ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the extent that the Company may apply such loss carry forwards may be limited.

  As a result of the above, the Company's operations incurred a net loss for the 1998 Third Quarter of approximately $5.2 million or $(.84) per common and common equivalent share, compared with a net loss of approximately $0.18 million or $.00 per common and common equivalent share during the 1997 Third Quarter.

Thirty-Nine Weeks Ended October 29, 1997 compared to Thirty-Nine Weeks Ended October 30, 1996.

  Net sales for the thirty-nine weeks ended October 29, 1997 (the "1998 Period") decreased to approximately $102.4 million from approximately $105.6 million for the thirty-nine weeks ended October 30, 1996 (the "1997 Period"). On a comparable store basis, sales decreased 2.1%. This decrease is primarily the result of the inclusion in the 1997 Period of approximately $1.2 million of revenues directly associated with the Olympic and Paralympic Games in the Atlanta area. Additionally, during the 1997 Period the Company indirectly benefited by increased sales during the Olympic and Paralympic Games. Increased competition in the Atlanta area also contributed towards lower sales in the 1998 Period.

  Gross profit for the 1998 Period decreased to approximately $26.0 million or 25.4% from approximately $27.9 million or 26.4% in the 1997 Period. This decrease resulted primarily from the Company's efforts during the 1998 Period to markdown and close out slow moving non-perishable merchandise, which accounted for approximately $0.8 million of the decrease. Further contributing to the reduction in gross profit during the 1998 Period, were costs relating to the Company's efforts to improve efficiencies in the bakery and prepared foods manufacturing facilities.

  Direct store expenses for the 1998 Period increased to approximately $16.9 million or 16.6% of net sales from approximately $16.3 million or 15.4% of net sales for the 1997 Period. During the 1998 Period direct store expenses were higher as a result of: 1) higher labor and labor related expenses in the 1998 Period due to (a) wage increases, (b) additional labor hours (time spent in addition to regular duties) for training and consulting with PFCI employees and consultants and (c) personnel expenses relating to the new Harry's In A Hurry store scheduled to open in January 1998, 2) increased workers' compensation expense due to retrospective workers' compensation adjustments, 3) higher repairs and maintenance expenses due to increased purchases of, and ordinary repairs of, store equipment and 4) rent for the new Harry's in A Hurry store scheduled to open in January 1998. These expenses were partially offset with a decrease in the cost of supplies and equipment lease expense.

  Selling, general and administrative expense for the 1998 Period increased to approximately $9.4 million or 9.2% of net sales from approximately $8.0 million or 7.6% of net sales in the 1997 Period. The increase in the 1998 Period is primarily attributable to: 1) higher labor and labor related expenses incurred as a result of adding new personnel to support growth, 2) higher consulting costs directly relating to the development of new management information systems, 3) training new personnel for the new Harry's In A Hurry store, 4) an increase in reserves as a result of the increase in the Company's receivables, 5) higher repairs and maintenance expenses and 6) an increase in general insurance costs and legal and accounting expenses, relating to the new Harry's In A Hurry store scheduled to open in January 1998.

  Depreciation and amortization declined to approximately $2.4 million in the 1998 Period from approximately $2.6 million in the 1997 Period. This reduction resulted from certain assets becoming fully depreciated prior to or during the 1998 Period. As a percentage of sales, depreciation and amortization remained relatively unchanged at 2.4% of net sales.

  During the 1998 Third Quarter, the Company recorded a loss on the impairment of its bakery and distribution center of approximately $2.9 million or 8.8% of net sales. The book value of the asset has been adjusted to reflect the amount the Company could expect upon its sale.

  Due to the reasons set forth above, the Company's operations during the 1998 Period resulted in an operating loss of approximately $5.7 million or (5.5)% of net sales as compared to an operating profit in the 1997 Period of approximately $1.1 million or 1.0%.

  Interest expense decreased to approximately $1.7 million or 1.7% of net sales in the 1998 Period from approximately $2.0 million or 1.9% of net sales in the 1997 Period. This decrease is primarily attributable to approximately $13.0 million of the Company's long term debt, with a floating interest rate of approximately 9.0%, at fiscal year end having been paid off on January 31, 1997 and adding approximately $12.0 million of convertible debt with a fixed rate of 5.0%

  Other income in the 1998 Period increased to approximately $2.3 million or 2.2% of net sales compared to approximately $1.1 million or 1.1% of net sales in 1997 Period. This increase is primarily due to the recognition of the sale of certain of the Company's intellectual property, net of expenses, in the amount of approximately $1.4 million to PFCI, and the recognition of approximately $0.07 million of consulting income from PFCI. Other income during the 1997 Period included a gain of approximately $0.2 million from the sale of an outparcel at the Gwinnett megastore and a gain of approximately $0.2 million from the sale of the Nashville, Tennessee property. Included in other income is rental income from the Cobb County shopping center.

  The Company has increased its allowance for doubtful accounts during the 1998 Period by approximately $0.9 million or 0.9% of net sales to cover potential losses in connection with notes receivable from its principal supplier of premium quality tomatoes.

  As a result of the above, the Company's operations for the 1998 Period incurred a net loss of approximately $6.1 million or ($.99) per common and common equivalent share, compared with a net profit of $3,000 or $.00 per common and common equivalent share, for the 1997 Period.

LIQUIDITY AND CAPITAL RESOURCES

  During the 1998 Period, the Company's operating activities used approximately $1.5 million in cash. The Company invested approximately $1.9 million in capital expenditures, incurred an increase of approximately $1.1 million in notes receivable, and has increased its allowance for doubtful accounts by approximately $0.9 million during the period. Additionally, the Company paid approximately $12.5 million on its long term obligations. The Company received approximately $13.0 million, net of expenses, from the convertible debt proceeds, approximately $0.5 million in proceeds from that certain Mutual Consulting Agreement (the "Consulting Agreement") by and between the Company, Harry A. Blazer and Progressive Food Concepts, Inc. ("PFCI"), approximately $1.4 million in net proceeds from the sale of Intellectual Property, as described below, and approximately $1.0 million net of expenses for warrants. As a result, net cash during the 1998 Period decreased by approximately $0.9 million resulting in a cash balance at the end of the 1998 Period of approximately $0.4 million. The Company had available approximately $1.6 million at the end of the 1998 Period in additional borrowing capacity under its bank line of credit facility, and $6.5 million under its Development Loan facility, as described below.

  Cash used by investing activities in the 1998 Period was approximately $3.0 million. Investing activities consisted of capital expenditures for property and equipment relating to stores, manufacturing facilities and the corporate infrastructure, and a net increase in notes receivable. During the 1998 Period, the Company used approximately $0.4 million on computer hardware to improve current information systems, approximately $0.6 million on computer software to improve the Company's codification of manufacturing processes as well as financial management information systems, and approximately $0.9 million for floor equipment, building improvements, and additional transportation equipment for use at the stores and manufacturing facilities of which approximately $0.2 million is for the new Harry's In A Hurry store. Total capital expenditures were approximately $1.9 million. In addition to capital expenditures, notes receivable increased by approximately $1.1 million primarily for the financing of the Company's principal supplier of premium quality tomatoes, as described below. In connection with this notes receivable, the allowance for doubtful accounts has been increased by approximately $0.9 million to reserve against a potential loss. Total cash used by investing activities was approximately $3.0 million.

  On March 28, 1997, the Company entered into a Loan and Security Agreement (the "Security Agreement") with Ritter Farms and Grainger County Tomato Company (collectively, the "Borrower") pursuant to which the Company agreed to provide up to $1.0 million in financing to the Borrower. The Borrower is the Company's principal supplier of premium quality tomatoes, and the Security Agreement was entered into in connection with the Borrower's reorganization under Chapter 11 of the United States Bankruptcy Code. All funds advanced under the Security Agreement bear interest at the rate of ten percent (10%) per annum, and will be due and payable not later than December 31, 1997. To date the full $1.0 million
has been advanced to the Borrower pursuant to the Security Agreement.   The
Company has been
advised that the intended source of repayment of the loan by the Borrower, the revenue generated by the sale of the Borrower's 1997 crop production, will be insufficient to satisfy fully the Borrower's indebtedness to the Company. In addition to a first priority security interest in the Borrower's crops, the Company holds a subordinated mortgage and security interest in other assets of the Borrower including real estate of certain intangible property. In the event that the revenues generated by the sale of the crops are insufficient to repay the debt, the Company will use its best efforts to satisfy the debt from the proceeds of sale of other collateral for the debt. There is, however, no assurance that the Borrower's indebtedness to the Company will be repaid in full. As a result of the above, the Company has increased its allowance for doubtful accounts by approximately $0.9 million of the notes receivable in the 1998 Period to reserve against a potential loss.

  Cash provided by financing activities in the 1998 Period was approximately $3.5 million. Financing activities consisted mainly of an early payoff of the Company's long-term debt, exclusive of the line of credit, of approximately $12.0 million, other payments of long term debt of approximately $0.5 million, net proceeds from the issuance of the convertible debt, of approximately $13.0 million, net proceeds from the sale of warrants of approximately $1.0 million, approximately $0.5 million in proceeds from the Consulting Agreement and approximately $1.4 million in net proceeds from the sale of Intellectual Property, as described below. At the end of the 1998 Period, the Company had approximately $1.6 million left on the bank line of credit facility, $6.5 million available under the Development Loan facility. Cash at the end of the 1998 Period was approximately $0.4 million.

  To increase liquidity, the Company continues to seek purchaser(s) or leasee(s) for the unused portion of the bakery and distribution facility, as well as the remaining outparcel at the Gwinnett County megastore property. During the 1998 Third Quarter, the Company recorded approximately $2.8 million as an impairment loss on its bakery and distribution facility.

  The Company presently owns and operates a 151,000 square foot production/warehouse facility, of which approximately 55,000 square feet is currently utilized for bakery production, approximately 40,000 square feet is used for non-perishable inventory and the balance of approximately 56,000 square feet, which was once used for the Company's perishable distribution center, is currently available for lease. If the opportunity should arise to sell the facility and lease back the bakery area, the Company would pursue such possibility. The bakery facility currently produces approximately 200 different products with state-of-the-art industrial baking equipment and is currently utilizing approximately 33% of its potential capacity. The Company plans to relocate the bakery to the Alpharetta megastore in January 1998. In addition, the Company operates a United States Department of Agriculture ("USDA") approved facility located at its Alpharetta Megastore. This facility produces approximately 300 different prepared foods with a USDA compliance inspection record of 99.7%. Currently the USDA approved facility is operating at approximately 40% of its potential utilization. Management believes that the excess capacities available from both plants, as well as the distribution center, will be more fully utilized as the PFCI concept and the Company's own growth plans develop.

  The Company had planned to open the third Harry's In A Hurry store toward the end of 1997. However, as a result of longer than expected training and education for the new store employees, as well as proper design implementation, such store is now anticipated to open in January 1998.

  On January 31, 1997, the Company entered into a series of agreements PFCI, a majority owned subsidiary of Boston Chicken, Inc., (the "January Transaction") pursuant to which PFCI loaned the Company $12.0 million which is exchangeable for shares of Series B convertible preferred stock of the Company. Such Series B convertible preferred stock is convertible into 3,000,000 shares of the Company's Class A common stock. The agreements also contained a commitment to loan up to an additional $8.0 million, (the "Development Loan"), which was convertible into an aggregate of 2,000,000 shares of Class A common stock. If not earlier paid or accelerated for payment, the outstanding principal of both these loans become an amortized term loan on January 31, 2002. Both loans may be prepaid at any time without penalty or premium, and accrue interest at a rate of 5% per annum for a period of five years from January 31, 1997.

  In connection with that certain Security Agreement by and among the Company, Ritter Farms and Grainger Tomato Company, and in order to provide an additional source of liquidity to fund advances made to the Borrower thereunder, on June 6, 1997, the Company amended its loan agreement with PFCI to provide for the advance to the Company of up to $1.0 million of the amount PFCI has committed to loan under such loan agreement for the purpose of assisting the Company in funding obligations under the Security Agreement. The full amount of such advance was made on August 11, 1997.

  On November 3, 1997, the Company entered into a series of agreements PFCI, pursuant to which the two entities amended and restructured certain aspects of January Transaction. In accordance with such amendments, as more particularly described below, PFCI has redeemed the 2.5% interest the Company held in PFCI, as consideration for (i) PFCI's payment of $2.5 million, (ii) the funding of $2.5 million under the Development Loan, (iii) the commitment by PFCI to make available to the Company $4.0 million under the Development Loan, as described below, within the next twelve months, and (v) beginning in 1999, the Company's right to use certain intellectual property, including the trademarks and developmental rights to the Harry's Farmers Market and Harry's In A Hurry concepts, which had been sold to PFCI in the January Transaction, as described below, (collectively, the "Restructuring").

  The Company and PFCI amended that certain Secured Loan Agreement between the parties whereby the Company, using a portion of the consideration described above, paid $2.5 million to reduce outstanding indebtedness under the Development Loan. The amount available under the Development Loan was reduced to $5.5 million of which $1.5 million is outstanding. PFCI has committed to loan the remaining funds under the Development Loan to the Company by funding $2.0 million on May 3, 1998 and $2.0 million on November 3, 1998. The Development Loan is to be used by the Company to fund expenditures in connection with the Consulting Agreement, for refurbishment of existing Company stores, for development of new Harry's In A Hurry stores and for general corporate purposes.

  In addition, as part of the January Transaction, PFCI paid the Company $1.5 million for the transfer of certain intellectual property rights of the Company outside the States of Georgia and Alabama, as described below, $1.0 million for warrants to purchase 2,000,000 shares of Class A common stock of the Company at exercise prices ranging from $4.00 to $5.50, and $0.5 million for the five-year Consulting Agreement.

  In the January Transaction, the Company transferred certain federal and state registered and unregistered trademarks, trademark applications, registered and unregistered service marks, service mark applications, trade names, trade name rights, copyrights, trade secrets and know-how and other proprietary information of the Company (the "Intellectual Property") to a newly organized business trust (the "Trust"). The Trust then issued to the Company two ownership certificates, one of which entitled the holder to beneficial ownership of, and a license to use, the Intellectual Property in the States of Georgia and Alabama and one of which (the "Worldwide Certificate") entitled the holder to beneficial ownership of, and a license to use, the Intellectual Property throughout the rest of the world. The Company then transferred the Worldwide Certificate to PFCI.

  As a result of the Restructuring, the Company's rights to use the Intellectual Property were expanded. Beginning on November 3, 1999, the Company will be entitled to use the Intellectual Property, on a non-exclusive basis, in the states of Tennessee, North Carolina and South Carolina. However, in such states, the Company will have the exclusive right to use the "Harry's" name and trademarks, service marks and trade names incorporating the "Harry's" name (the "Harry's Marks") effective immediately. Also on November 3, 1999, the Company's exclusive rights to use the Intellectual Property in the states of Georgia and Alabama ceases, notwithstanding the continued exclusively on behalf of the Company to the Harry's Marks in such states. In addition, on January 31, 2004, the Company will be entitled to use the Intellectual Property, on a non-exclusive basis, throughout the world; provided however, that the Company's exclusive right to use the Harry's Marks on a worldwide basis are subject to PFCI having not made the decision to use the Harry's Marks by such time.

  In addition, the Restructuring provides the Company, at its option, with the ability to create or develop a new name or identity for the Harry's In A Hurry stores and the Harry's Farmers Market megastores, and such new name will not be included in the Intellectual Property, as ownership thereof will belong exclusively to the Company.

  The Company used approximately $13.0 million of the proceeds from the January Transaction to pay off a portion of its term loan outstanding at January 29, 1997. As a result of paying off part of the term loan, 144,000 warrants to purchase 144,000 shares of Class A common stock at $6.00 per share were canceled. The terms of the remaining portion of the term loan and line of credit were also renegotiated, on terms discussed below, and a new maturity date of January 29, 2000 was established. In consideration for this transaction, the Company reduced the exercise price for 48,000 of the bank's outstanding warrants from $6 to $3. These transactions resulted in one bank being replaced as the Company's senior credit agent by another bank. The successor bank received 72,000 of the warrants previously owned by the predecessor bank. These warrants have an exercise price of $3 per share. As a result of this transaction, the successor bank owns 216,000 warrants to purchase 216,000 shares Class A common stock at $3 per share.

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

  As a result of the January Transaction, the Company has a line of credit and term loan agreement with Creditanstalt-Bankverein ("Creditanstalt") that allows borrowing up to $12.0 million bearing interest at Libor plus 3.5% or prime plus 1.5% which matures on January 29, 2000. The average outstanding short-term borrowings during the 1998 Period was approximately $3.3 million. The weighted average interest rate during the 1998 Period was approximately 9.97%. The maximum borrowings outstanding at any month end during the 1998 Period totaled approximately $10.9 million. The line of credit and term loan is collaterallized by substantially all assets of the Company. The total amount drawn at October 29, 1997 was approximately $10.4 million. The total amount available at October 29, 1997 was approximately $1.6 million.

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

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, plans for future business development activities, including the opening of new stores, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, changes in state or federal legislation or regulation, inability to develop new stores as planned, stability of product costs, and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

Item 6.  Exhibits and Reports on Form 8-K

         A.  No exhibits are filed with this report.

         B. No reports on Form 8-K were filed during the quarter ended October 29, 1997.

                                   SIGNATURES
                                   ----------



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HARRY'S FARMERS MARKET, INC.


Dated: December 11, 1997         By: /s/ Harry A. Blazer
       -------------------       -----------------------------------------------
                                 HARRY A. BLAZER
                                 Chairman, President and Chief Executive Officer
                                 (principal executive officer)


Dated: December 11 , 1997        By:   /s/ Harold C. Weissman
       -------------------       -----------------------------------------------
                                 HAROLD C. WEISSMAN
                                 Treasurer and Chief Financial Officer
                                 (principal financial and accounting officer)