Form 10-K405
period 1998-01-28
HARRYS FARMERS MARKET INC
filed 1998-04-28
CIK 899755

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended January 28, 1998


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant on April 23, 1998, was approximately $7,055,052. For the purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Class A Common Stock, no par value, as of April 23, 1998: 4,132,257 shares. The number of shares outstanding of the registrant's Class B Common Stock, no par value, as of April 23, 1998: 2,050,701 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1998 are incorporated by reference in answer to
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                                     PART I

ITEM 1. BUSINESS.
------  --------

   Harry's Farmers Market, Inc. ("Harry's" or the "Company") owns and operates concept megastores and convenience stores specializing in perishable food products -- fresh fruits and vegetables; fresh meats, poultry and seafood; fresh bakery goods; freshly made ready-to-eat, ready-to-heat and ready-to-cook prepared foods; and deli, cheese and dairy products. Harry's stores also feature lines of specialty, hard-to-find and gourmet nonperishable food products that are complementary to the fresh food offerings. In addition, the Company's stores carry kitchen-oriented housewares, floral items, natural health and beauty aids, and a full line of wines and imported and domestic beers. The Company's bakery and prepared foods departments are fully-integrated food manufacturing operations. The Company presently owns and operates three megastores and three Harry's In A Hurry convenience stores, all in the Atlanta, Georgia, metropolitan area. The Company has entered into certain leases to open three additional Harry's in a Hurry stores during 1998, also in the Atlanta, Georgia, metropolitan area.

HARRY'S MEGASTORES

   Harry's megastores are presently located in Alpharetta, Georgia; Gwinnett County, Georgia and Cobb County, Georgia. Each megastore is within 30 miles of downtown Atlanta. The Alpharetta store, which opened in 1988, is housed in a 132,500 square foot facility with approximately 95,000 square feet devoted to retailing and retailing support. The Alpharetta facility also houses the Company's receiving, inspection and distribution operations, prepared foods manufacturing plant and corporate offices. The Gwinnett County store, which first opened in 1991 and was expanded in 1994, is a 95,000 square foot facility devoted entirely to retailing and retailing support. During the latter part of fiscal 1996, the Company utilized the expanded square footage to add a full line of perishable and nonperishable ethnic foods. The Cobb County store, which opened in October 1993, is a 100,000 square foot facility, also entirely devoted to retailing and retailing support.

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

HARRY'S IN A HURRY STORES

   To increase the retail outlets for Harry's manufactured products (bakery and prepared food items), the Company operates three strategically located specialty stores under the name "Harry's In A Hurry." A 3,700 square foot Harry's In A Hurry opened in the Buckhead area of Atlanta in June 1993. A second 7,200 square foot Harry's In A Hurry opened in March 1994 approximately four miles from the first Harry's In A Hurry and a third 15,000 square foot Harry's In A Hurry opened in January 1998 in the Cobb County area of Atlanta. These stores carry a full range of

Harry's bakery goods and prepared food items, a limited line of fresh food products and selected complementary foods. The Harry's In A Hurry stores provide more convenient, quick stop shopping for those customers less inclined to visit the megastores. In addition, the Company plans to open a 15,400 square foot Harry's In A Hurry in Dunwoody, Georgia during the summer of 1998 and, during the last quarter of 1998, an 11,600 square foot Harry's In A Hurry in the Virginia-Highland area of Atlanta and a 12,800 square foot Harry's In A Hurry in Norcross, Georgia.

HARRY'S PRODUCTS AND DEPARTMENTS

   Harry's megastores are operationally divided into category-managed departments, each of which is supervised by an experienced manager. Each department operates independently and has its own procedures and methods for purchasing, receiving, storage and handling and merchandising. The bakery and prepared foods departments are fully integrated food manufacturing operations. Substantial processing and food preparation are likewise involved in the delicatessen, seafood, and meat and poultry departments. Fresh produce is the largest department of Harry's megastores, generating between 25 to 35 percent of the total revenue. Seafood, meat, staples and wine and beer are the next largest departments. No other department makes up more than eight percent of any megastore's sales. The following is an overview of the major departments.

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

     Approximately 35 percent of the produce offered at Harry's is transported from the grower to the Company's receiving facility located at the Alpharetta megastore under special arrangements with a single contract carrier, for whom Harry's represented a major portion of revenues for such carrier's most recent fiscal year. Produce is picked up at the point of origin in, where appropriate, refrigerated and temperature-monitored trucks. Transportation requirements usually are communicated to the carrier within hours of the purchase commitment.

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

     Fresh Meats and Poultry. Harry's meat department carries a full range of beef, pork, veal, lamb, chicken, turkey and other poultry items. Harry's stores feature Coleman(R) Natural Beef (Colorado grain-fed beef which utilizes no antibiotics, growth stimulants or other additives) and Perdue(R) grain-fed chicken. Harry's also offers exotic meats and poultry such as beefalo, venison, duck, goose, quail, free range chicken and capon, as well as a variety of fresh processed meats such as sausage and ground beef. All meat and poultry is purchased and sold fresh, except immediately before major holidays, when demand upon the production facilities of Harry's suppliers requires fresh-frozen shipments. Harry's maintains a strict "sell by" date policy on all cut meat and poultry, and ground meat must be sold the day it is ground.

     Meat is purchased by an experienced in-house buyer; delivered in refrigerated trucks; and received, inspected and stored at the Company's Alpharetta megastore which is used as the central Distribution Center. Beef, pork, lamb and veal are purchased in vacuum-packed primal cuts; lamb is also purchased in whole carcasses; and chicken and other poultry products are purchased both as whole birds and in prepackaged, precut pieces. Both full-service and self-service (precut and packaged) meat cases are available in each megastore. Each megastore has its own meat-cutting room, and all machinery is cleaned and sanitized twice each day. Meat cases are cleared and cleaned nightly. Separate processing areas are maintained for beef, pork and chicken to avoid cross-contamination, and meat and poultry cases are checked hourly for proper temperature.

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

     Harry's seafood department is certified by the United States Department of Commerce to inspect and grade its own seafood. The Company currently has 21 HACCP (Hazard Assessment Critical Control Point) certified personnel who are responsible for the grading and inspection.

     Bakery. Harry's bakery department offers approximately 200 items which are fresh baked daily at the Company's bakery facility. The baking facility is fully equipped with state-of-the-art industrial baking equipment. Bakery products currently include approximately 60 different breads, 15 different types of hand-rolled bagels, more than 9 varieties of cookies, 10 kinds of muffins and 35 different cakes, pies and desserts. Bakery items include traditional recipes from around the world, as well as recipes developed exclusively by Harry's.

     More than 90 percent of the Company's manufactured bakery products are produced fresh daily and removed from the shelves if not sold on the day made. All bakery dough is made from scratch-blended ingredients (not from mixes) and hand or machine shaped before being baked in commercial ovens.

     Prepared Foods. Harry's manufactures and sells a broad range of ready-to-eat, ready-to-heat and ready-to-cook fresh prepared foods. This line of approximately 300 products includes fresh pasta, ready-to-heat pizzas, pasta sauces, fresh casseroles, lasagnas, filled pastas, quiches and a line of refrigerated (not frozen) microwaveable meals marketed under the name "Harry's Hungry In A Hurry Meals."

     Prepared foods facilities which serve more than two retail outlets with meat or poultry products are subject to approval and inspection by the United States Department of Agriculture ("USDA") as a food manufacturing facility. On June 27, 1993, the Company obtained approval and opened its USDA food manufacturing facility located within the same building as the Alpharetta megastore. During fiscal 1998, the Company had a USDA compliance inspection record of 99.7%.

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

     A limited line of quality kitchen-oriented housewares is also offered at Harry's, including gourmet utensils and gadgets. Harry's stores also feature more than 150 health and beauty aid items, primarily natural products and products marketed to the environmentally sensitive consumer. Additionally, Harry's stores feature a broad selection of blooming, in-pot and fresh cut flowers and decorative plants which are purchased directly from growers both domestically and abroad.

     Wine and Beer. Harry's megastores offer a selection of more than 1,800 different foreign and domestic wines (including vintages) and more than 150 brands of domestic and imported beers, with Harry's in a Hurry stores offering a somewhat smaller selection.

     The following table indicates sales (rounded to the nearest thousand) and percentage of total revenues contributed by perishable and nonperishable products for each of the last three fiscal years:


MAJOR PRODUCT CATEGORY             FISCAL 1998 SALES     %       FISCAL 1997 SALES       %      FISCAL 1996 SALES       %
Perishables(1)                         $110,561,000     81%           $113,838,000      81%          $117,530,000      81%
Staples and Nonperishables(2)            26,438,000     19              26,324,000      19             28,408,000      19

__________________
(1) Includes fresh fruits, vegetables, meats and poultry, fish and seafood, bakery and fresh prepared food items, cheeses, deli items, dairy products, flowers and coffee.
(2) Includes nonperishable food items, wine and beer, housewares, health and beauty aids and other complementary nonperishables.

MARKETING AND ADVERTISING

   While the Company participates in some traditional campaign-style media, including print, billboard and broadcast, it spends less on traditional advertising than is normative in the supermarket industry. In management's opinion, non-traditional methods such as community involvement, promotional events, local event sponsorship, newcomer programs and alliances with area schools maintain and improve customer counts and sales volumes without the expense typically associated with large media campaigns. Harry's employs in-store promotional activities, such as product sampling, cooking demonstrations, educational materials and signage. During fiscal 1999, the Company plans to continue to expand its marketing initiatives to more fully take advantage of current programs and to optimize vendor and community relationships.

EMPLOYEES AND EMPLOYEE TRAINING

   The Company currently employs 1,221 people, of whom 82 percent are full-time employees. Approximately 202 employees are salaried, with the remainder being paid on an hourly basis. The Company believes that it devotes more time and expense to the training and education of its employees, both in the operations process and in product information, than does the typical food retailer. Accordingly, the Company stresses the importance of maintaining and retaining a greater portion of its workforce as full-time employees. The Company has devised, documented and implemented formal training procedures in areas such as equipment operation, product handling and sanitation and product information. None of the Company's employees are represented by a union and the Company believes its employee relations are satisfactory.

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

   The Company's seafood operations participate voluntarily in the United States Department of Commerce self-inspection and rating program (HACCP), which subjects it to standard specification and inspection by that agency. Participation in the voluntary program permits the Company to label its fresh seafood with the governmentally approved "Grade A" stamp. The Company currently has approximately 21 HACCP (Hazard Assessment Critical Control Point) certified personnel who are responsible for such grading and inspection.

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

OFFICERS

   The officers of the Company are as follows:

   Name                  Position with Company
   ----                  ---------------------

   Harry A. Blazer       Chairman, President and Chief Executive Officer

   Harold C. Weissman    Treasurer and Chief Financial Officer

   John L. Latham        Corporate Secretary and General Counsel
_______________

   HARRY A. BLAZER, age 47, was the founder of the Company and served as the sole General Partner of the predecessor to the Company and as Chief Executive Officer from its inception in 1987. Upon the Company's incorporation in 1993, Mr. Blazer was named a director and President and Chief Executive Officer. In June 1994, Mr. Blazer was elected to the additional office of Chairman. From 1979 to 1987, Mr. Blazer was employed at DeKalb Farmer's Market in Atlanta and served as its General Manager from 1983 until he left to form the Company.

   HAROLD C. WEISSMAN, age 44, is a native of Atlanta, Georgia. Mr. Weissman graduated in 1976 from the University of Georgia with a B.B.A. in Accounting. Mr. Weissman acquired an extensive background in bank auditing while employed with Grant Thornton, LLP. and ten years of experience as controller for various manufacturing firms. Mr. Weissman joined the Company in 1990 spending nearly one year in operations before becoming Director of Accounting in 1991. Mr. Weissman was appointed Treasurer in 1995 and Chief Financial Officer in 1996.

   JOHN L. LATHAM, age 43, was appointed Secretary and General Counsel for the Company in September 1995. From 1992 until 1996, Mr. Latham had been a partner in the firm of Nelson Mullins Riley & Scarborough, L.L.P. In August 1996 Mr. Latham joined as a partner to the firm Alston & Bird LLP which now serves as general counsel for the Company.

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

   The 151,000 square foot Company-owned Distribution facility located approximately two miles from the Alpharetta store houses the Company's baking operation, which currently utilizes approximately 55,000 square feet of the facility. The Company has decided to relocate such bakery facility to its Alpharetta store during fiscal 1999. Accordingly, the entire facility has been offered for sale or lease. At January 28, 1998, approximately 45,000 square feet was leased to a third party through May 2000.

   The Company leases each of the three existing Harry's In A Hurry locations in Atlanta. The first Harry's In A Hurry contains 3,700 square feet, is located on Peachtree Road in the Buckhead area of Atlanta and is leased through 2002. The second Harry's In A Hurry location, which is leased with options through 2019, contains 7,200 square feet and also is located in the Buckhead area of Atlanta, approximately four miles north of the first location. The third Harry's In A Hurry location is 15,000 square feet, is located on Cobb Parkway in the Marietta area of Atlanta and is leased through 2007 with options through 2017. The fourth Harry's In A Hurry location will be approximately 15,400 square feet and is to be located off Mount Vernon Road in the Dunwoody area of Atlanta. The lease on such property is through 2008. The fifth Harry's In A Hurry location, which is also leased through 2008, will be approximately 11,600 square feet, and is located on Ponce deLeon Avenue in the Virginia-Highland area of Atlanta. The sixth Harry's In A Hurry location, which is leased through 2008, with options through 2018, will be approximately 12,800 square feet and is located on Spalding drive in the Norcross area of Atlanta.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ---------------------------------------------------

   No matters were submitted to a vote of security holders of the Company during the fourth quarter ended January 28, 1998.


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



Fiscal Year Ended January 28, 1998                High Sale     Low Sale
------------------------------------------------  ---------     --------
First Quarter ended April 30, 1997                $  8 1/2       $  3 3/4
Second Quarter ended July 30, 1997                   4 5/8          3 1/8
Third Quarter ended October 29, 1997                 3 13/16        2 1/4
Fourth Quarter ended January 28, 1998                3 1/8          1


FISCAL YEAR ENDED JANUARY 29, 1997                High Sale      Low Sale
------------------------------------------------  ---------      --------
First Quarter ended May 1, 1996                   $  3 7/8       $  2 1/2
Second Quarter ended July 31, 1996                   6 1/4          2 3/8
Third Quarter ended October 30, 1996                 5 1/8          3 1/4
Fourth Quarter ended January 29, 1997                4              2 1/4

   On April 23, 1998, the closing sales price for the Class A Common Stock as reported by the NASDAQ National Market was $1.75 per share. The Company had 857 record holders and approximately 6,200 beneficial holders of its Class A Common Stock as of April 23, 1998, and two record and beneficial holders of its Class B Common Stock. The Company has not declared or paid any cash dividend on either class of its Common Stock. The policy of the Board of Directors of the Company is to retain future earnings for use in operations and, if available, for the expansion and development of the Company's business. The Company's primary credit facility prohibits the payment of dividends without the consent of the lenders. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, contractual restrictions and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA.

   The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                                FISCAL YEAR ENDED
                                             ----------------------------------------------------------------------------------
                                              JANUARY 28,     JANUARY 29,     JANUARY 31,        FEBRUARY 1,        FEBRUARY 2,
                                                 1998            1997            1996               1995               1994
                                             ----------------------------------------------------------------------------------
STATEMENT OF OPERATIONS INFORMATION:                                (in thousands, except per share data)
-----------------------------------
Net sales..................................     $136,999         $140,162          $145,938          $143,814          $116,717
Cost of goods sold.........................      102,320          104,363           109,845           109,364            88,796
                                                --------         --------          --------          --------          --------
Gross profits..............................       34,679           35,799            36,093            34,450            27,921
Operating expenses.........................       42,318           36,002            43,677            38,301            32,570
                                                --------         --------          --------          --------          --------
Operating profit (loss)....................       (7,639)            (203)           (7,584)           (3,851)           (4,649)
Interest expense...........................       (2,254)          (2,600)           (3,198)           (3,032)             (840)
Other income...............................        4,026            1,321               906               159               656
                                                --------         --------          --------          --------          --------
Earnings (loss) before income taxes........       (5,867)          (1,482)           (9,876)           (6,724)           (4,833)
Income taxes...............................          -0-              -0-               -0-               -0-               -0-
                                                --------         --------          --------          --------          --------
Net earnings (loss)........................       (5,867)          (1,482)           (9,876)           (6,724)           (4,833)
Provision for Accretion of Warrants........         (148)            (229)             (229)              (19)              -0-
                                                --------         --------          --------          --------          --------
Net earnings (loss) applicable to
  common shareholders......................     $ (6,015)        $ (1,711)         $(10,105)         $ (6,743)         $ (4,833)
                                                ========         ========          ========          ========          ========
Net earnings (loss) per share..............     $  (0.97)        $  (0.28)         $  (1.64)         $  (1.09)         $  (0.86)
                                                ========         ========          ========          ========          ========
Weighted average shares outstanding........        6,183            6,168             6,167              6164             5,595

                                                                                     AS OF
                                             ----------------------------------------------------------------------------------
                                              JANUARY 28,     JANUARY 29,     JANUARY 31,        FEBRUARY 1,        FEBRUARY 2,
                                                 1998            1997            1996               1995               1994
                                             ----------------------------------------------------------------------------------
BALANCE SHEET INFORMATION:
-------------------------
Working capital (deficit)..................      $ 3,102          $ 4,009           $  (110)          $ 3,456           $(4,312)
Property and equipment, net................       38,046           45,817            49,380            59,145            65,157
Total assets...............................       57,247           60,428            66,963            76,102            78,870
Long-Term obligations, net of
  current maturities.......................       13,359           26,225            28,789            30,502            29,073
Convertible Debt...........................       13,042               --                --                --                --
Redeemable convertible preferred stock.....       10,434           10,352            10,124             9,895                --
Stockholders' equity.......................       11,528           16,330            17,666            27,756            33,880

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ---------------------

GENERAL

        The Company opened its first megastore, with an initial size of 63,000 square feet, in July 1988 in Alpharetta, Georgia. In May 1991, the Company expanded this facility to 132,500 square feet (approximately 95,000 square feet of retailing space). In October 1991, the Company opened a 60,000 square foot megastore in Gwinnett County, Georgia. In 1994, the Company expanded this facility to 95,000 square feet. In October 1993, the Company opened its third megastore, a 100,000 square foot facility located in Cobb County, Georgia. In June 1993, the Company opened its first Harry's In A Hurry store, a 3,700 square foot convenience store. In March 1994, the Company opened its second Harry's In A Hurry store, a 7,200 square foot convenience store and in January 1998, the Company opened its third Harry's In A Hurry store, a 15,000 square foot convenience store. A fourth megastore was opened in May 1995 in Clayton County, Georgia but was subsequently closed in November 1995 due to insufficient sales volume to cover operating expenses of the store. Currently, the Company has three megastores and three convenience stores in the metropolitan Atlanta area. The Company plans to open its fourth, fifth and sixth Harry's in a Hurry stores in Dunwoody, Georgia, the Virginia-Highland area of Atlanta, Georgia and Norcross, Georgia before the end of the fourth quarter of fiscal 1999 which stores will be approximately 15,400, 11,600 and 12,800 square feet, respectively. Net sales for the Company have increased from $98.9 million in fiscal 1993 to $136.9 million in fiscal 1998.

   The closing of the Clayton County megastore combined with other factors resulted in the Company having a loss for fiscal 1996. In order to reverse this trend of losses as well as a decline in same store sales, the Company had taken several actions. These actions included a reduction in the number of people employed in the Company's general and administrative areas, consolidating the produce inspection and distribution as well as meat, deli and dairy distribution to the Alpharetta store, introduction of new prepared food items, an expanded home replacement meal program, a hot bread program, new merchandising initiatives, better operational performance at store level through higher employee morale, a more cohesive management team and a focused effort to reduce waste at the Company's manufacturing facilities and in its stores. During fiscal 1996, the Company introduced nearly 50 new prepared food products which were more new products than in all of the last two years while at the same time
continuing to improve quality.    The Company also introduced a new label to be
used for bakery and prepared food items, new product signage and a totally new packaging system to ensure an even fresher, more tamper resistant and more cost efficient product.

   Fiscal 1997 consisted of maintaining and improving many of the initiatives implemented during fiscal 1996. Improving the merchandising efforts as well as controlling the manufacturing expenses was a high priority for fiscal 1997. The Company focused on new management information systems in an effort to gain more timely information to affect quicker decision making. In addition, during fiscal 1997, the Company attempted to utilize the excess capacity of its manufacturing facilities by producing goods for sale by third-party retailers. The Company also spent the summer of fiscal 1997 supplying many events related to the Olympic games in the Atlanta metropolitan area.

   Fiscal 1998 was a year for growth and strategic planning in several major areas for the Company. First, the Company entered into several agreements with Progressive Food Concepts, Inc. ("PFCI") as described below. Secondly, management of the Company decided to emphasize newcomer awareness to its stores, more shopper convenience and local community involvement in its marketing endeavors. In addition, operational improvements were made to minimize waste and maximize gross profit by product categories, while overall better manufacturing utilization was a focal point of the Company's operations. Furthermore, the Company's MIS department helped develop more timely and accurate management reporting through the Company's intranet which provided quick and precise on-line information to management to assist with the aforementioned initiatives. Finally, the implementation of a comprehensive tracking system for the products being sold at the Harry's In A Hurry stores was initiated during 1998, in order to assist the Company with properly and efficiently opening the new Harry's In A Hurry stores during fiscal 1999.

   On January 31, 1997, the Company entered into a series of agreements with PFCI, a majority owned subsidiary of Boston Chicken, Inc. formed for the purpose of consummating such transaction (the "January Transaction"). In accordance with the terms of the January Transaction, PFCI agreed to invest in the Company in the form of (i) a $12 million refinancing loan, which was funded on January 31, 1997, and was exchangeable for shares of the Company's series B convertible preferred stock, convertible into an aggregate of 3,000,000 shares of the Company's Class A common stock, no par value ("Class A Common Stock"), and (ii) a commitment to loan up to an additional $8 million in a development loan (the "Development Loan"), which was exchangeable for shares of series B convertible preferred stock of the Company, convertible into an aggregate of 2,000,000 shares of Class A Common Stock. PFCI also purchased a warrant for $1.0 million to purchase up to an additional 2,000,000 shares of Class A Common Stock (the "Warrant") at exercise prices ranging from $4.00 to $5.50. In addition, in exchange for $1.5 million and a 2.5% equity interest in PFCI, PFCI acquired the beneficial interest in, and a royalty-free license to use, all of the Company's intellectual property rights outside the States of Georgia and Alabama. Finally, the Company entered into a $0.5 million, five-year mutual consulting arrangement with PFCI (the "Consulting Agreement"). See "-- Liquidity and Capital Resources."

   On November 3, 1997, the Company entered into a series of further agreements with PFCI pursuant to which the two entities amended and restructured certain aspects of the January Transaction. In accordance with such amendments, as more particularly described below, PFCI has redeemed the 2.5% interest the Company held in PFCI, as consideration for (i) PFCI's payment of $2.5 million, (ii) the funding of $2.5 million under that certain Development Loan between the two entities, (iii) the commitment by PFCI to make available to the Company $4.0 million under the Development Loan, as described below, within the next twelve months, and (v) beginning in 1999, the Company's right to use certain intellectual property, including the trademarks and developmental rights to the Harry's Farmers Market and Harry's In A Hurry concepts, which had been sold to PFCI in the January Transaction (collectively, the "Restructuring").

   The Company and PFCI amended the loan agreements between the parties whereby the Company, using a portion of the consideration described above, repaid $2.5 million to reduce outstanding indebtedness under the Development Loan, of which $1.5 million is currently outstanding. PFCI has committed to loan the remaining funds under the Development Loan to the Company by funding $2.0 million on May 3, 1998 and $2.0 million on November 3, 1998. The Development Loan is to be used by the Company to fund expenditures in connection with the Consulting Agreement, for refurbishment of existing Company stores, for development of new Harry's In A Hurry stores and for general corporate purposes.

   As part of the January Transaction, the Company transferred certain federal and state registered and unregistered trademarks, trademark applications, registered and unregistered service marks, service mark trademarks, trade names, trade name rights, copyrights, trade secrets and know-how and other proprietary information of the Company (the "Intellectual Property") to a newly organized business trust (the "Trust"). The Trust then issued to the Company two ownership certificates, one of which entitled the holder to beneficial ownership of, and a license to use, the Intellectual Property in the states of Georgia and Alabama and one of which (the "Worldwide Certificate") entitled the holder to beneficial ownership of, and a license to use, the Intellectual Property throughout the rest of the world. The Company then transferred the Worldwide Certificate to PFCI.

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

   The Company's fiscal year ends on the Wednesday nearest January 31. Fiscal 1998 ended on January 28, 1998, fiscal 1997 ended on January 29, 1997 and fiscal 1996 ended on January 31, 1996.

RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship to net sales of the listed items included in the Company's consolidated statements of operation:

                                                            ---------------------------------------------
                                                            JANUARY 28,       JANUARY 29,     JANUARY 31,
                                                               1998              1997            1996
                                                            ---------------------------------------------
Net sales..............................................       100.0%            100.0%            100.0%
Cost of goods sold.....................................        74.7              74.5              75.3
                                                              -----             -----             -----
   Gross profit........................................        25.3              25.5              24.7
Operating Expenses
   Direct store expenses...............................        17.0              15.4              15.8
   Selling, general and administrative expenses........         9.3               7.8               8.1
   Depreciation and other amortization.................         2.5               2.4               2.6
   Amortization of pre-opening expenses................         0.0               0.0               0.3
   Provision for Store Closing.........................         0.0               0.0               3.1
   Impairment Loss.....................................         2.1               0.0               0.0
                                                              -----             -----             -----
        Loss from Operations...........................        (5.6)             (0.1)             (5.2)
Other income (expense)
   Interest expense....................................        (1.6)             (1.9)             (2.2)
   Other income........................................         2.9               1.0               0.6
Income taxes...........................................         0.0               0.0               0.0
                                                              -----             -----             -----
         Net (loss)....................................        (4.3)%            (1.0)%            (6.8)%
                                                              =====             =====             =====


Comparison of Fiscal 1998 to Fiscal 1997
----------------------------------------

    Net sales in fiscal 1998 decreased 2.3% to $136.9 million from $140.2 million in fiscal 1997. Comparable store sales decreased 1.5% for the year. This decrease is primarily the result of the inclusion in fiscal 1997 of approximately $1.2 million of revenues directly associated with the 1996 Olympic and Paralympic Games in the Atlanta metropolitan area. Additionally, during fiscal 1997, the Company indirectly benefited by increased sales during the Olympic and Paralympic Games. Increased competition in the Atlanta area during fiscal 1998 also contributed towards lower sales during such period.

    Gross profit as a percentage of net sales in fiscal 1998 decreased to approximately $34.7 million or 25.3% from approximately $35.8 million or 25.5% in fiscal 1997. This decrease resulted mainly from the Company's efforts during fiscal 1998 to markdown and close out slow moving non-perishable merchandise, which accounted for approximately $0.8 million of the decrease. In addition, gross profit during fiscal 1997 was enhanced by approximately $0.3 million as a result of certain adjustments to workers' compensation expense.

    Direct store expenses increased to approximately $23.3 million or 17.0% of net sales in fiscal 1998 from approximately $21.6 million or 15.4% of net sales for fiscal 1997. During fiscal 1998 direct store expenses were higher as a result of (i) higher labor and labor related expenses due to (a) wage increases,
(b) one-time costs related to additional labor hours (time spent in addition to regular duties) for training and consulting with PFCI employees and consultants and (c) personnel expenses relating to the new Harry's In A Hurry store which opened in January 1998, which although one-time costs, as relates to the new store, similar costs may occur with the anticipated additional new stores, (ii) increased workers' compensation expense due to retrospective workers' compensation adjustments, (iii) higher repairs and maintenance expenses as a result of the implementation of a more preventive maintenance program for extending the useful lives of the assets, and (iv) rent for the new Harry's in a Hurry store which opened in January 1998. These expenses were partially offset with (i) a decrease in the cost of supplies, as a result of the

Company's continuing efforts to improve operating efficiencies and (ii) a decrease in lease expenses as a result of certain operating leases expiring prior to or during fiscal 1998.

   Selling, general and administrative expense for fiscal 1998 increased to approximately $12.7 million or 9.3% of net sales from approximately $10.9 million or 7.8% of net sales for fiscal 1997. The increase in fiscal 1998 is primarily attributable to (i) higher labor and labor related expenses incurred as a result of adding new personnel to support growth, including the costs related to the hiring process for such employees, (ii) higher consulting costs directly relating to the development of new management information systems and the training of new personnel for the new Harry's In A Hurry store, (iii) higher professional expenses in preparation for the new Harry's In A Hurry locations,
(iv) higher repairs and maintenance expenses, (v) additional advertising costs, as the Company increased its market exposure, and (vi) higher bank fees due to an increase in credit card purchases by the Company's customers. These expenses were partially off set with a decrease in the cost of supplies and general insurance.

    Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities but not manufacturing (which is included in cost of goods sold) remained relatively unchanged in fiscal 1998 at approximately $3.45 million or 2.5% as a percentage of net sales as compared to approximately $3.44 million or 2.4% in fiscal 1997. This slight increase resulted from additional depreciation on new assets purchased during fiscal 1998.

    The Company recorded a loss on the impairment of its bakery and distribution center of approximately $2.9 million or 2.1% of net sales. The book value of this asset has been adjusted to reflect the amount the Company could expect upon its sale.

    Due to reasons set forth above, in fiscal 1998 the Company had an operating loss of approximately $7.6 million or (5.6)% of net sales as compared to an operating loss in fiscal 1997 of approximately $0.2 million or (0.1)%.

    Interest expense in fiscal 1998 decreased to approximately $2.3 million or 1.6% of net sales in fiscal 1998 from approximately $2.6 million or 1.9% in fiscal 1997. This decrease is primarily attributable to the January Transaction between the Company and PFCI, whereby the Company used approximately $13.0 million of proceeds to repay a portion of its bank term loan. Such bank term loan was bearing interest at LIBOR plus 3.5% or prime plus 1.5%, which resulted
in an effective rate of interest of 9.0% at January 29, 1997.   The amounts now
outstanding under the Loan Agreement with PFCI, as further described below, bear interest at 5.0% per annum, which has resulted in a significant decrease in the Company's borrowing rate.

   Other income in fiscal 1998 decreased to approximately $1.0 million or 0.7% of net sales compared to approximately $1.3 million or 1.0% of net sales in fiscal 1997. This decrease is primarily due to a gain in fiscal 1997 of an aggregate of approximately $0.4 million from the sale of an outparcel at the Gwinnett megastore and the Nashville, Tennessee property, while during fiscal 1998, the Company recognized approximately $0.1 million of consulting income from PFCI. In addition, the Company received rental income from the shopping center it currently owns in Cobb County, Georgia, at which the Cobb County megastore is a major component. Rent received during fiscal 1998 and fiscal 1997 was approximately $0.86 million and $0.85 million, respectively, which amounts are net of the Cobb County megastore rent. The shopping center is currently approximately 99.4% occupied.

   In addition to the other income described above, during fiscal 1998, the Company sold certain intellectual property in the amount of approximately $1.4 million, net of expenses, to PFCI, and recognized $2.5 million from the redemption of the 2.5% interest the Company held in PFCI during the Restructuring. The Company has also increased its allowance for doubtful accounts during 1998 by approximately $0.9 million or 0.7% of net sales to cover potential losses in connection with notes receivable from its principal supplier of premium quality tomatoes.

   In fiscal 1998 the Company owed no income taxes as the Company incurred a net loss. The Company has net operating loss carry forwards of approximately $23.5 million which may be applied against future earnings.

   As a result of the above, the Company's operations generated a net loss for fiscal 1998 of approximately $6.0 million or ($0.97) per common share compared with a net loss of approximately $1.7 million, or ($0.28) per common share for fiscal 1997.

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

   Gross profit as a percentage of net sales in fiscal 1997 increased to 25.5 % in fiscal 1997 from 24.7% in fiscal 1996. This increase resulted mainly from improvements in operational efficiencies, in particular, manufacturing, distribution and procurement. Despite the continued under-utilization of manufacturing and distribution facilities, continued improvement has occurred. However, due to the inclusion of revenues from the Clayton County megastore in fiscal 1996, gross profit decreased to approximately $35.8 million in fiscal 1997 from approximately $36.1 million in fiscal 1996. Gross profit during fiscal 1997 was enhanced by approximately $0.3 million as a result of adjustments to workers' compensation expense (the "Workers' Compensation Adjustments"), which adjustment is the result of the Company's better than expected claim experience in workers' compensation. In addition, gross profit during fiscal 1996 was adversely affected due to above normal waste and promotional pricing associated with the opening of the Clayton County megastore.

   Direct store expenses decreased to approximately $21.6 million or 15.4% as a percentage of net sales in fiscal 1997 from approximately $23.1 million or 15.8% for fiscal 1996. This was primarily due to a reduction in fiscal 1997 of approximately $1.4 million of labor and labor related expenses primarily due to the fiscal 1996 opening the Clayton County megastore. In addition, fiscal 1997 direct store expenses were reduced by $0.2 million as a result of the Workers' Compensation Adjustments.

   Selling, general and administrative expenses in fiscal 1997 decreased to approximately $10.9 million or 7.8% as a percentage of net sales from approximately $11.8 million or 8.1% for fiscal 1996. The decrease is primarily attributable to lower labor and labor related expenses. In addition, selling, general and administrative expenses for fiscal 1997 contains a favorable adjustment of approximately $0.1 million due to certain workers' compensation adjustments.

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

   As a result of the above, the Company's operations generated a net loss for fiscal 1997 of approximately $1.7 million or ($0.28) per common share compared with a net loss of approximately $10.1 million, or ($1.64) per common share. Fiscal 1996 includes a provision of approximately $4.6 million or (3.1)% of net sales for closing the Clayton County megastore, or ($0.75) per common share.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's operating activities provided or (used) net cash of approximately $1.0 million, $2.0 million and ($1.2) million in fiscal 1998, 1997 and 1996, respectively.

   Cash provided or (used) by investing activities in fiscal 1998, 1997 and 1996 was approximately ($1.8) million, $4.0 million and $0.2 million, respectively. Cash used by investing activities consisted of capital expenditures for property and equipment relating to stores and distribution and manufacturing facilities, totaling approximately $4.7 million, $1.4 million and $4.5 million in fiscal 1998, 1997 and 1996, respectively, as well as an approximately $1.2 million increase in notes receivable, which was primarily offset by the Company's increase in reserves by approximately $0.9 million related to that certain Security Agreement with Ritter Farms and Grainger County Tomato Company, as described below. Cash provided by investing activities for fiscal 1998 consisted, in part, of approximately $1.4 million in net proceeds from the sale of the Intellectual Property and approximately $2.5 million from the redemption of the 2.5% interest the Company held in PFCI during the Restructuring. In addition, proceeds from the sale of property and equipment in fiscal 1998, 1997 and 1996, were approximately $0.1 million, $5.4 million and $4.8 million, respectively.

   Cash provided or (used) by financing activities in fiscal 1998, 1997 and 1996 was approximately $0.9 million, ($5.8) million and ($0.3) million. In fiscal 1998, financing activities consisted of approximately $0.6 million paid on the Company's line of credit and, in connection with the January Transaction, approximately $12.6 million paid on its long term obligations. During fiscal 1998, the Company received approximately $13.1 million net of expenses pursuant to the PFCI Loan Agreement. At the end of fiscal 1998, the Company had $1.7 million available on its line of credit and $4.0 million available on its PFCI development loan.

   The Company's working capital position in 1998 and 1997 was $3.1 million and $4.0 million, respectively. The decrease in working capital in fiscal 1998 is due largely to (i) an increase in the Company's insurance reserves and (ii) an increase in the Company's accruals consisting of quarterly interest payable to PFCI, deferred consulting revenue from PFCI, and additional property tax accruals for the new Harry's In A Hurry locations.

   On March 28, 1997, the Company entered into a Loan and Security Agreement (the "Security Agreement") with Ritter Farms and Grainger County Tomato Company (collectively, the "Borrower") pursuant to which the Company provided up to $1.0 million in financing to the Borrower. The Borrower has been the Company's principal supplier of premium quality tomatoes, and the Security Agreement was entered into in connection with the Borrower's reorganization under Chapter 11 of the United States Bankruptcy Code. All funds advanced under the Security Agreement bear interest at the rate of ten percent (10%) per annum, and were due and payable not later than December 31, 1997. The Company has been advised that the intended source of repayment of the loan by the Borrower, the revenue generated by the sale of the Borrower's 1997 crop production, was insufficient to satisfy fully the Borrower's indebtedness to the Company. In addition to a first priority security interest in the Borrower's crops, the Company holds a subordinated mortgage and security interest in other assets of the Borrower including real estate and certain intangible property. The Company intends to use its best efforts to satisfy the debt from the proceeds of sale of the other collateral, which assets are subject to another entities' primary security interest. There is no assurance that such secondary interest in the collateral will be sufficient to repay in full the Borrower's indebtedness to the Company. Although the Company previously received approximately $87,000 in principal repayments from the Borrower, as a result of the above, the Company has increased its allowance for doubtful accounts by approximately $0.9 million in the 1998 Period to reserve against a potential loss.

   Pursuant to a Secured Loan Agreement (the "Loan Agreement") dated as of January 31, 1997, the Company received a commitment from PFCI for certain loans in an aggregate principal amount not to exceed $20 million outstanding. The aggregate amount includes a term loan to the Company in the principal amount of $12 million ("Refinancing Loan"), which loan was funded on January 31, 1997 and used by the Company to repay certain indebtedness, and an $8 million Development Loan (together, with the Refinancing Loan, the "Loans") to be used by the Company for general corporate purposes and to fund development costs relating to the development of a business model for the improvement of the Company's business and facilities as contemplated by the Consulting Agreement. The Loans shall accrue interest at a rate of 5% per annum for a period of five years from January 31, 1997 and at the "reference rate," as set by the Bank of America, Illinois, plus 1%, thereafter. The Loans are subordinated in right of payment to certain indebtedness of the Company and are secured by a second priority lien on substantially all of the assets of the Company and its subsidiaries.

   Pursuant to the Transaction Agreement (the "Transaction Agreement"), dated as of January 31, 1997, PFCI has issuance of the Warrant. The Warrant, which expires on January 31, 2001, is exercisable at prices ranging from $4.00 to $5.50 per share, subject to adjustment in certain circumstances.

   In addition, in accordance with the terms of the Transaction Agreement, the Company agreed that at any time the Company desires to seek additional financing (whether debt or equity financing), the Company will negotiate in good faith with PFCI for a period of 20 days with regard to any portion of the entire amount (at the option of PFCI) of such financing prior to negotiating with any other entity with regard thereto.

   In connection with that certain Security Agreement by and among the Company, Ritter Farms and Grainger Tomato Company, and in order to provide an additional source of liquidity to fund advances made to the Borrower thereunder, on June 6, 1997, the Company amended the Loan Agreement with PFCI to provide for the advance to the Company of up to $1.0 million of the amount PFCI has committed to loan under the Loans for the purpose of assisting the Company in funding obligations under the Security Agreement.

   On November 3, 1997, the Company entered into a series of agreements with PFCI, pursuant to which the two entities amended and restructured certain aspects of the January Transaction. In accordance with such amendments, as more particularly described below, PFCI has redeemed the 2.5% interest the Company held in PFCI, as consideration for (i) PFCI's payment of $2.5 million, (ii) the funding of $2.5 million under the Development Loan, (iii) the commitment by PFCI to make available to the Company $4.0 million under the Development Loan, within the next twelve months, and (v) beginning in 1999, the Company's right to use certain intellectual property, including the trademarks and developmental rights to the Harry's Farmers Market and Harry's In A Hurry concepts, which had been sold to PFCI in the January Transaction, as described below, (collectively, the "Restructuring").

   As part of the Restructuring, the Company and PFCI amended the Loan Agreement between the parties whereby the Company, using a portion of the consideration described above, paid $2.5 million to reduce outstanding indebtedness under the Development Loan. The amount available under the Development Loan was reduced to $5.5 million of which $1.5 million is currently outstanding. PFCI has committed to loan the remaining funds under the Development Loan to the Company by funding $2.0 million on May 3, 1998 and $2.0 million on November 3, 1998. The Development Loan is to be used by the Company to fund expenditures in connection with the Consulting Agreement, for refurbishment of existing Company stores, for development of new Harry's In A Hurry stores and for general corporate purposes.

   As part of the January Transaction, the Company transferred to a newly organized business trust (the "Trust") certain federal and state registered and unregistered trademarks, trademark applications, registered and unregistered service marks, service mark applications, trade names, trade name rights, copyrights, trade secrets and know-how and other proprietary information of the Company (the "Intellectual Property"). The Trust issued to the Company two ownership certificates, one of which entitled the holder thereof to beneficial ownership of the Intellectual Property in the States of Georgia and Alabama and one of which (the "Worldwide Certificate") entitled the holder thereof to beneficial ownership of the Intellectual Property throughout the rest of the world. Neither the Company nor either certificate holder is entitled to any continuing royalties or other fees associated with the use of the Intellectual Property by the other party. The Trust also granted to the Company and PFCI licenses to use the Intellectual Property in their respective territories.

   The Company then sold the Worldwide Certificate to PFCI for $1.5 million in cash and 712.3746 shares of the common stock, of PFCI ("PFCI Common Stock"), representing 2.5% of the PFCI Common Stock on a fully diluted basis.

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

   The Company, Harry A. Blazer and PFCI have entered into the Consulting Agreement, a five year agreement pursuant to which the Company has agreed to provide, for the period ending on January 31, 2002, certain consulting services and access to personnel, information and facilities of the Company for the purpose of developing a business model based on the current businesses (and certain businesses related to the current businesses) of the Company, including the creation of new organizational, systems, human resources, accounting and financial structures and models. A portion of the expenses of such development by the Company are funded by the Company through the Development Loan. In addition, PFCI has agreed to make available its general business know-how and the information and know-how it acquires under the Consulting Agreement to the Company during the term of the Consulting Agreement. PFCI paid the Company on January 31, 1997 a consulting services fee of $0.5 million under the Consulting Agreement.

   In connection with the above-described transactions, the Company used approximately $13.0 million of proceeds, $12.0 million of which was funded by the Refinancing Loan advanced under the Loan Agreement and the remainder of which was funded by moneys that the Company received for the sale of the Worldwide Certificate to PFCI and in exchange for the Warrant issued under the Transaction Agreement, to repay in full all of the obligations owing under the Amended and Restated Credit Agreement (as amended, the "Senior Credit Agreement") to NationsBank, N.A. (South), formerly known as NationsBank of Georgia, National Association ("NationsBank"). In addition, the Company and other related parties consummated the following transactions: (i) NationsBank assigned to Creditanstalt-Bankverein ("Creditanstalt") all of its revolving commitment and its interest in the revolving loans advanced under the Senior Credit Agreement; (ii) NationsBank resigned as agent under the Senior Credit Agreement; (iii) Creditanstalt was appointed successor agent; and (iv) NationsBank transferred to Creditanstalt all of its warrants to purchase shares of Class A Common Stock, of which Creditanstalt retained 72,000 warrants (having an exercise price of $3.00 per share) and surrendered to the Company for cancellation 144,000 warrants.

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

   As a result of the January Transaction and the Restructuring, the Company has a line of credit and term loan agreement with Creditanstalt that allows borrowing up to $12.0 million bearing interest at LIBOR plus 3.5% or prime plus 1.5% which matures on January 29, 2000. The average outstanding borrowings on the line of credit during fiscal 1998 was approximately $3.3 million. The weighted average interest rate during fiscal 1998 was approximately 9.98%. The maximum borrowings on the line of credit outstanding at any month end during fiscal 1998 totaled approximately $4.9 million. The line of credit and term loan are collateralized by substantially all assets of the Company. The total amount drawn at January 28, 1998 was approximately $10.3 million. The total amount available at January 28, 1998 was approximately $1.7 million.

   The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on the availability of internally generated funds and the continued availability of and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities, as restructured, will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 1999. However, such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from results expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, potential sales by the Company of certain out-parcels and other assets, the inability to develop new stores as planned and other uncertainties that may occur from time to time. In the even of any significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  -----------------------------------------------------------

   Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    -------------------------------------------

   The following financial statements are filed with this report:

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets -- Fiscal Years Ended, January 28, 1998 and
             January 29, 1997

        Consolidated Statements of Operations -- Fiscal Years Ended, January 28,
             1998, January 29, 1997 and January 31, 1996

        Consolidated Statements of Changes in Equity -- Fiscal Years Ended,
             January 28, 1998, January 29, 1997 and January 31, 1996

        Consolidated Statements of Cash Flows -- Fiscal Years Ended, January 28,
             1998, January 29, 1997 and January 31, 1996

        Notes to Consolidated Financial Statements


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

   There has been no occurrence requiring a response to this item.


                                    PART III

   Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on June 17, 1998 (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

   The information responsive to this item is incorporated by reference from the sections entitled "Agenda Item One -- Election of Directors" and "-- Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

   The information responsive to this item is incorporated by reference from the sections entitled "Certain Relationships and Related Transactions" and "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------   ---------------------------------------------------------------

(a)  1. Financial Statements and Auditors' Report.
        -----------------------------------------

   The following financial statements and auditors' report have been filed as
Item 8 in Part II of this report:

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets --Fiscal Years Ended, January 28, 1998 and
             January 29, 1997

        Consolidated Statements of Operations -- Fiscal Years Ended, January 28,
             1998, January 29, 1997 and January 31, 1996

        Consolidated Statements of Changes in Equity -- Fiscal Years Ended,
             January 28, 1998, January 29, 1997 and January 31, 1996

        Consolidated Statements of Cash Flows -- Fiscal Years Ended, January 28,
             1998, January 29, 1997 and January 31, 1996

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

   3.   Exhibits.
        --------

   The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as part of and are hereby incorporated by reference from either: (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60452,("Form S-1"), (ii) the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1994 ("1993 Form 10-K"), (iii) the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1994 ("8/3/94 10-Q"), (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1994 ("11/2/94 10-Q"), (v) the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 1995 ("1/30/95 8-K"), (vi) the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1995 ("1995 Form 10-K"), (vii) the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1995 ("8/2/95 10-Q"), (viii) the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1995 ("11/1/95 10-Q"), (ix) the Company's Annual Report on Form 10-K for the year ended January 31, 1996 (the "1996 Form 10-K"), (x) the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 1997 ("2/18/97 8-K"), (xi) the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1997 ("1997 Form 10-K"), (xii) the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 ("4/30/97 10-Q"), (xiii) the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1997 ("7/30/97 10-Q") and (xiv) the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 1997 ("11/20/97 8-K").


EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------

 *2.1 Transfer, Assignment and Assumption Agreement, dated March 31, 1993, between Harry's Farmers Market, Ltd. (the "Partnership") and Harry's Farmers Market, Inc. (Form S-1, Exhibit 10.1)

 *3.1.1       Articles of Incorporation of HFM, Inc. (Form S-1 Exhibit 3.1)

 *3.1.2 Articles of Amendment to Articles of Incorporation of the Company (Form S-1 Exhibit 3.2)

 *3.1.3 Articles of Amendment to Articles of Incorporation of the Registrant (1/30/95 8-K Exhibit 3(I).2)

 *3.1.4 Articles of Amendment to Articles of Incorporation of the Company regarding Series AA Preferred Stock (2/18/97 8-K Exhibit 3(I).3)

 *3.1.5 Articles of Amendment to Articles of Incorporation of the Company regarding Series B Preferred Stock (2/18/97 8-K Exhibit 3(I).4)

 *3.2         By-Laws of HFM, Inc.  (Form S-1 Exhibit 3.3)

 *4.1         Specimen Certificate of Class A Common Stock (Form S-1 Exhibit 4)

 *4.2 Specimen Certificate of Series A Redeemable Preferred Stock (1/30/95 8-K Exhibit 4.2)

 *4.3 Share and Warrant Purchase Agreement dated December 30, 1994, among the Registrant and Robert Fleming Nominees Ltd., AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L. P. and Theodore H. Ashford (1/30/95 8-K
              Exhibit 4.3)

 *4.4.1 Stockholders Agreement dated December 30, 1994, among the Registrant, Harry A. Blazer and Robert Fleming Nominees, Ltd. (1/30/95 8-K Exhibit 4.4)

 *4.4.2 Amended and Restated Stockholders Agreement dated as of January 31, 1997 by and among the Company, Harry A. Blazer and Robert Fleming Nominees, Ltd. (2/18/97 8-K Exhibit 4.4.1)

 *4.5.1 Investors' Agreement dated December 30, 1994, by and among the Registrant, AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (1/30/95 8-K Exhibit 4.5)

 *4.5.2 Amended and Restated Investors' Agreement dated as of January 31, 1997 by and among the Company, Harry A. Blazer and AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (2/18/97 8-K
              Exhibit 4.5.2)

 *4.6.1 Registration Rights Agreement dated December 30, 1994, between the Registrant and Robert Fleming Nominees Ltd. (1/30/95 8-K Exhibit 4.6)

 *4.6.2 Amendment to Registration Rights Agreement dated as of January 31, 1997 between the Company and Robert Fleming Nominees Ltd. (2/18/97 8-K Exhibit 4.6.1)

 *4.7.1 Registration Rights Agreement dated December 30, 1994, between the Registrant and AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore
              H. Ashford (1/30/95 8-K Exhibit 4.7)

 *4.7.2 Amendment to Registration Rights Agreement dated as of January 31, 1997 between the Company and AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (2/18/97 8-K Exhibit 4.7.1)

 *4.8.1 Form of Warrant Certificates issued to Robert Fleming Nominees Ltd. (300,000 shares), AXA Equity & Law Life Assurance Society (56,250 Shares), Orbis Pension Trustees Ltd. (37,500 shares), Ashford Capital Partners, L.P. (15,000 shares) and Theodore H. Ashford (3,750 shares) (1/30/95 8-K Exhibit 4.8)

 *4.8.2 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Robert Fleming Nominees Ltd. (2/18/97 8-K Exhibit 4.8.1)

 *4.8.3 Amendment to Warrant Certificate dated January 31, 1997 between the Company and AXA Equity & Law Life Assurance Society (2/18/97 8-K Exhibit 4.8.2)

 *4.8.4 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Orbis Pension Trustees Ltd. (2/18/97 8-K Exhibit 4.8.3)

 *4.8.5 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Ashford Capital Partners, L.P. (2/18/97 8-K
              Exhibit 4.8.4)

 *4.8.6 Amendment to Warrant Certificate dated January 31, 1997 between the Company and Theodore H. Ashford (2/18/97 8-K Exhibit 4.8.5)

 *4.9 Form of Performance Warrant Certificates issued to Robert Fleming Nominees Ltd. (44,444 shares), AXA Equity & Law Life Assurance Society (8,333 shares), Orbis Pension Trustees Ltd. (5,556 shares), Ashford Capital Partners, L.P. (2,222 shares) and Theodore H. Ashford (556 shares) (1/30/95 8-K Exhibit 4.9)

 *4.10        Bank Warrant Certificate issued to NationsBank (1/30/95 8-K
              Exhibit 4.10)

 *4.11.1 Bank Warrant Certificate issued to Creditanstalt-Bankverein (1/30/95 8-K Exhibit 4.11)

 *4.11.2 Amendment to Bank Warrant Certificate issued to Creditanstalt-Bankverein (2/18/97 8-K Exhibit 4.11.2)

 *4.12 Preferred Stock Exchange Agreement dated January 31, 1997 among the Company and Robert Fleming Nominees Ltd., AXA Equity & Law Life Assurance Society, Orbis Pension Trustees Ltd., Ashford Capital Partners, L.P. and Theodore H. Ashford (2/18/97 8-K
              Exhibit 4.12)

 *4.13 Registration Rights Agreement dated as of January 31, 1997 by and between the Company and HFMI Acquisition Corporation ("PFCI") (2/18/97 8-K Exhibit 4.13)

 *4.14 Warrant certificate issued on January 31, 1997 to PFCI (2/18/97 8-K Exhibit 4.14)

 *10.1 Harry's Farmers Market, Inc. 1993 Management Incentive Plan (Form S-1 Exhibit 10.2)

 *10.2 Harry's Farmers Market, Inc. 1993 Outside Directors' Incentive Plan (Form S-1 Exhibit 10.3)

 *10.3 Harry's Farmers Market, Inc. Employee Stock Purchase Plan (Form S-1 Exhibit 10.4)

 *10.4 Master Lease Agreement dated September 5, 1991, between the Partnership and SouthTrust Bank of Alabama, N.A., as amended April 1, 1993 (Form S-1 Exhibit 10.6)

 *10.4.1 Third Amendment to Master Lease Agreement dated as of June 8,1994, among the Registrant, Harry A. Blazer and SouthTrust Bank of Alabama, N. A. (8/3/94 10-Q Exhibit 10.6.2)

 *10.4.2 Waiver dated April 17, 1995, of certain conditions of default under Master Lease Agreement dated September 5, 1991 (as amended) (1995 Form 10-K Exhibit 10.6.3).

 *10.5 Lease Agreement dated July 1, 1992, between the Partnership and James B. Cumming (Form S-1 Exhibit 10.9)

 *10.6 Master Equipment Lease Agreement dated June 30, 1991, between the Partnership and Sun Financial Group, Inc. (Form S-1 Exhibit 10.11)

 *10.7        Agreement to Dissolve and Liquidate Harry's Farmers Market, Ltd.
              (L.P.), dated March 30, 1993 (Form S-1 Exhibit 10.14)

 *10.8.1 Amended and Restated Credit Agreement dated as of December 30, 1994, among the Registrant, Marthasville Trading Company, Karalea, Inc., NationsBank of Georgia, National Association
              ("NationsBank"), as Agent, NationsBank and Creditanstalt-Bankverein, as Lenders (1/30/95 8-K Exhibit 10.16)

 *10.8.2 Amendment Number One and Waiver Agreement dated April 27, 1995, relating to Amended and Restated Credit Agreement dated December 30, 1994, among the Registrant, Marthasville Trading Company, Karalea, Inc., NationsBank, Creditanstalt-Bankverein and NationsBank, as Agent (1995 Form 10-K Exhibit 10.16(a))

 *10.9.1 Revolving Credit Note of the Registrant dated December 30, 1994, in the original principal amount of $3,600,000 payable to the order of Creditanstalt-Bankverein (1/30/95 8-K Exhibit 10.16.1)

 *10.9.2 Revolving Credit Note of the Registrant dated December 30, 1994, in the original principal amount of $5,400,000 payable to the order of NationsBank (1/30/95 8-K Exhibit 10.16.2)

 *10.10 Term Loan Note of the Registrant dated December 30, 1994, in the original principal amount of $16,017,000 payable to the order of NationsBank (1/30/95 8-K Exhibit 10.16.4)

 *10.11 Warrant Agreement dated December 30, 1994, among the Registrant, NationsBank and Creditanstalt-Bankverein (1/30/95 8-K Exhibit 10.16.5)

 *10.12 Marthasville Trading Company Amended and Restated Guaranty dated December 30, 1994 (1/30/95 8-K Exhibit 10.6.6)

 *10.13 Karalea, Inc. Amended and Restated Guaranty dated December 30, 1994 (1/30/95 8-K Exhibit 10.16.7)

 *10.14 Harry's Farmers Market, Inc. Amended and Restated Security Agreement dated December 30, 1994, in favor of NationsBank (1/30/95 8-K Exhibit 10.16.8)

 *10.15 Marthasville Trading Company Amended and Restated Security Agreement dated December 30, 1994, in favor of NationsBank (1/30/95 8-K Exhibit 10.16.9)

 *10.16 Karalea, Inc. Amended and Restated Security Agreement dated December 30, 1994, in favor of NationsBank (1/30/95 8-K Exhibit 10.16.10)

 *10.17 Trademark Collateral Assignment and Security Agreement dated December 30, 1994, in favor of NationsBank (1/30/95 8-K Exhibit 10.16.11)

 *10.18 Interpretation dated May 22, 1995 of the Amended and Restated Credit Agreement dated as of December 30, 1994 (8/2/95 10-Q
              Exhibit 10.16.12)

 *10.19 Waiver dated May 30, 1995 of certain prohibitions on the incurrence of indebtedness under the Amended and Restated Credit Agreement dated as of December 30, 1994 (11/1/95 10-Q Exhibit 10.16.13)

 *10.20 Waiver dated July 14, 1995 regarding the Company's failure to meet minimum inventory days on hand under the Amended and Restated Credit Agreement dated as of December 30, 1994 (11/1/95 10-Q
              Exhibit 10.16.14)

 *10.21 Waiver dated September 6, 1995 relating to Harry A Blazer's relinquishing of the title and responsibilities of Chief Executive Officer under the Amended and Restated Credit Agreement dated as of December 30, 1994 (11/1/95 10-Q Exhibit 10.16.15)

 *10.21 Second Amendment dated September 15, 1995 relating to the Amended and Restated Credit Agreement dated as of December 30, 1994 (11/1/95 10-Q Exhibit 10.16.16)

 *10.22 Forbearance Agreement, dated December 14, 1995, by and among the Company, NationsBank of Georgia, National Association and Creditanstalt-Bankverein (11/1/95 10-Q Exhibit 10.16.17)

 *10.23 Sixth Amendment, Waiver and Forbearance Agreement dated May 8, 1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein (1996 10-K Exhibit 10.16.18)

 *10.24 Seventh Amendment, Waiver and Forbearance Agreement dated July 25, 1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein (1997 10-K Exhibit 10.16.19)

 *10.25 Eighth Amendment, Waiver and Forbearance Agreement dated December 31, 1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein (1997 10-K Exhibit 10.16.20)

 *10.26 Ninth Amendment to Loan Agreement dated January 31, 1997 between the Company, NationsBank, N.A. and Creditanstalt-Bankverein (2/28/97 8-K Exhibit 10.16.21)

 *10.27 Amendment to Loan Documents and Consent dated as of June 6, 1997 between the Company, PFCI and Creditanstalt-Bankverein (7/30/97 10-Q Exhibit 10.16.22)

 *10.28 Lease Agreement dated September 16, 1993, between the Registrant and Metropolitan Life Insurance Company (1993 Form 10-K Exhibit 10.21)

 *10.29 Agreement for the Sale and Purchase of Property dated April 9, 1993, between Karalea, Inc. and MM Mooring #1 Corp., as amended by the First Amendment to Agreement for the Sale and Purchase of Property dated May 14, 1993, and the Second Amendment to Agreement for the Sale and Purchase of Property dated May 28, 1993 (1993 Form 10-K Exhibit 10.22)

 *10.30 Agreement for the Sale of Property dated July 14, 1993, between the Registrant and Liberty Place Associates, Ltd., as amended by the First Amendment to Purchase Agreement dated September 10, 1993, and the Second Amendment to Agreement for the Sale of Property dated September 20, 1993 (1993 Form 10-K Exhibit 10.23)

 *10.31 Agreement for Sale of Real Estate dated April 19, 1995, between the Registrant and Trammell Crow SE, Inc. (1995 Form 10-K Exhibit 10.26)

 *10.32 Lease Agreement dated effective March 17, 1997, between U.S. 41 & I285 Company and the Registrant (1997 10-K Exhibit 10.27)

 *10.33 Transaction Agreement dated as of January 31, 1997 among PFCI and the Company (2/18/97 8-K Exhibit 10.28)

 *10.34.1 Secured Loan Agreement dated as of January 31, 1997 between PFCI and the Company (2/18/97 8-K Exhibit 10.29.1)

 *10.34.2 Second Amended and Restated Secured Loan Agreement dated as of November 3, 1997 between PFCI and the Company (11/20/97 8-K
              Exhibit 19.2)

 *10.35 Acquisition Agreement dated January 31, 1997 between the Company and PFCI (2/18/97 8-K Exhibit 10.30)

 *10.36.1 Trust Agreement dated as of January 30, 1997 between and among Wilmington Trust Company, PFCI and the Company (2/18/97 8-K
              Exhibit 10.31.1)

 *10.36.2 First Amendment to Trust Agreement dated as of November 3, 1997 by and among Wilmington Trust Company, PFCI and the Company (11/20/97 8-K Exhibit 10.31.2)

 *10.37.1 Newco License Agreement dated as of January 31, 1997 between HFMI Trust and PFCI (2/18/97 8-K Exhibit 10.32.1)

 *10.37.2 First Amendment to Newco License Agreement dated as of November 3, 1997 between HFMI Trust and PFCI (11/20/97 8-K Exhibit 10.32.2)

 *10.38.1 Newco License Agreement dated as of January 31, 1997 between HFMI Trust and the Company (2/18/97 8-K Exhibit 10.33.1)

 *10.39.2 First Amendment to HFMI License Agreement dated as of November 3, 1997 between HFMI Trust and the Company (11/20/97 8-K Exhibit 10.33.2)

 *10.40.1 Transfer Agreement dated as of January 31, 1997 between and among the Company, HFMI Trust and PFCI (2/18/97 8-K Exhibit 10.34.1)

 *10.40.2 First Amendment to Transfer Agreement dated as of November 3, 1997 between and among the Company, HFMI Trust and PFCI (11/20/97 8-K
              Exhibit 10.34.2)

 *10.41 Trust Certificate dated January 30, 1997 issued to HFMI Trust regarding the Georgia Class Interests (2/18/97 8-K Exhibit 10.35)

 *10.42 Trust Certificate dated January 30, 1997 issued to HFMI Trust regarding the Worldwide Class Interests (2/18/97 8-K Exhibit 10.36)

 *10.43 Administration and Servicing Agreement dated as of January 31, 1997 between HFMI Trust, PFCI and the Company (2/18/97 8-K Exhibit 10.37)

 *10.44 Assignment of Intellectual Property dated January 31, 1997, by and between the Company and HFMI Trust (2/18/97 8-K Exhibit 10.38)

 *10.45.1 Consulting Services Agreement dated as of January 31, 1997 between PFCI, the Company and Harry A. Blazer (2/18/97 8-K Exhibit 10.39.1)

 *10.45.2 First Amendment to Consulting Services Agreement dated as of November 3, 1997 between PFCI, the Company and Harry A. Blazer (11/20/97 8-K Exhibit 10.39.2)

 *10.46 Loan and Security Agreement dated as of March 28, 1997 by and among Ritter Farms and Grainger Tomato Company and for Company (4/30/97 10-Q Exhibit 10.40)

 *10.47 Redemption Agreement dated as of November 3, 1997 between PFCI and the Company (11/20/97 8-K Exhibit 10.41)

 *21          Subsidiaries of the Registrant (1993 Form 10-K Exhibit 21)

  23          Consent of Grant Thornton LLP

  27          Financial Data Schedule

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          HARRY'S FARMERS MARKET, INC.

Dated:  April 27, 1998     By: /S/ HARRY A. BLAZER
                               -------------------
                               HARRY A. BLAZER
                               Chairman,  President and Chief Executive
                               Officer (principal executive officer)


Dated:  April 27, 1998     By: /S/ HAROLD C. WEISSMAN
                               ----------------------
                               HAROLD C. WEISSMAN
                               Treasurer and Chief Financial Officer
                               (principal financial and accounting officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



April 27, 1998        By:  /S/ HARRY A. BLAZER
                           -------------------
                           HARRY A. BLAZER, Chairman, President,
                           Chief Executive Officer and Director

April 27, 1998        By:  /S/ TERRY L. RANSOM
                           -------------------
                           TERRY L. RANSOM, Director


April 27, 1998        By:  /S/ ROBERT C. GLUSTROM
                           ----------------------
                           ROBERT C. GLUSTROM, Director


April 27, 1998        By:  /S/ JOHN D. BRANCH
                           --------------------------
                           JOHN D. BRANCH, Director


April 27, 1998        By:  /S/ WILLIAM J. HORVATH
                           ----------------------
                           WILLIAM J. HORVATH, Director

              Report of Independent Certified Public Accountants



Board of Directors
Harry's Farmers Market, Inc.

     We have audited the accompanying consolidated balance sheets of Harry's Farmers Market, Inc. and Subsidiaries as of January 28, 1998 and January 29, 1997, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended January 28, 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harry's Farmers
Market, Inc. and Subsidiaries as of   January 28, 1998 and January 29, 1997, and
the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 28, 1998, in conformity with generally accepted accounting principles.

     We have also audited Schedule II of Harry's Farmers Market, Inc. and Subsidiaries, for each of the three years in the period ended January 28, 1998. In our opinion, this schedule presents fairly, in all materials respects, the information required to be set forth therein.



GRANT THORNTON LLP

Atlanta, Georgia
April 3, 1998

                 Harry's Farmers Market, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS



                                    ASSETS
                                                            January 28,    January 29,
                                                               1998           1997
                                                           ------------   ------------
CURRENT ASSETS
     Cash                                                  $  1,479,413   $  1,325,495
     Trade accounts receivable, net of an allowance for
       doubtful accounts of $60,000 and $25,000 in 1998
       and 1997                                                 108,860        254,043
     Inventories                                              8,568,329      9,109,823
     Prepaid expenses                                           697,698        585,273
     Other current assets                                       642,688        255,881
                                                           ------------   ------------
     Total current assets                                    11,496,988     11,530,515

PROPERTY AND EQUIPMENT
     Buildings                                               28,561,748     34,528,368
     Equipment                                               25,509,902     23,721,031
     Vehicles                                                   190,692        102,331
                                                           ------------   ------------
                                                             54,262,342     58,351,730
     Accumulated depreciation                               (23,440,200)   (20,565,244)
                                                           ------------   ------------
                                                             30,822,142     37,786,486
     Land                                                     7,223,891      8,030,158
                                                           ------------   ------------
                                                             38,046,033     45,816,644

OTHER ASSETS
     Other property and equipment                             7,080,303      1,902,616
     Deposits on equipment                                      303,435        485,641
     Loan costs, net of accumulated amortization of
       $32,572 in 1998 and $422,911 in 1997                     120,857        371,646
     Other                                                      199,585        321,348
                                                           ------------   ------------
                                                              7,704,180      3,081,251
                                                           ------------   ------------

                                                           $ 57,247,201   $ 60,428,410
                                                           ============   ============

The accompanying notes are an integral part of these statements.

                     LIABILITIES  AND STOCKHOLDERS' EQUITY

                                                                  January 28,    January 29,
                                                                     1998           1997
                                                                  ------------   ------------
CURRENT LIABILITIES
     Current maturities of long-term obligations                  $    459,340   $    576,013
     Accounts payable - trade                                        5,849,159      5,786,855
     Workers' compensation and general
      liability insurance                                              636,395        154,630
     Accrued payroll and payroll taxes payable                         639,761        546,238
     Sales taxes payable                                                77,104         81,336
     Other accrued liabilities                                         732,706        376,402
                                                                  ------------   ------------
       Total current liabilities                                     8,394,465      7,521,474

LONG-TERM OBLIGATIONS, net of current maturities                    13,358,803     26,224,552

CONVERTIBLE DEBT                                                    13,042,403              -

OTHER NON-CURRENT LIABILITIES                                          489,067              -

REDEEMABLE PREFERRED STOCK,
     authorized 3,000,000 Series AA shares,
     issued and outstanding 1,222,221
     Series AA shares in 1998 and
     1,222,221 Series A in 1997                                     10,434,420     10,352,468
 STOCKHOLDERS' EQUITY
     Common stock:
       Class A, 22,000,000 shares authorized;
         issued and outstanding, 4,132,257 shares
         in 1998 and 4,117,873 in 1997                              34,673,512     34,622,606
       Class B, 3,000,000 shares authorized;
         issued and outstanding, 2,050,701 in
         1998 and 1997                                               3,936,337      3,936,337
     Additional paid-in capital                                      1,527,392        513,221
     Accumulated deficit                                           (28,609,198)   (22,742,248)
                                                                  ------------   ------------
         Total stockholders' equity                                 11,528,043     16,329,916
                                                                  ------------   ------------
                                                                  $ 57,247,201   $ 60,428,410
                                                                  ============   ============

                 Harry's Farmers Market, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Years ended



                                                                          January 28,     January 29,     January 31,
                                                                              1998            1997           1996
                                                                          ------------    ------------    ------------
Net sales                                                                 $136,998,758    $140,162,273    $145,938,219
Cost of goods sold                                                         102,320,051     104,362,838     109,844,988
                                                                          ------------    ------------    ------------
     Gross profit                                                           34,678,707      35,799,435      36,093,231
Operating expenses
     Direct store expenses                                                  23,284,118      21,644,509      23,076,763
     Selling, general and administrative expenses                           12,719,407      10,916,774      11,797,273
     Depreciation and other amortization                                     3,446,653       3,441,254       3,774,980
     Amortization of pre-opening expenses                                            -               -         427,703
     Provision for store closing                                                     -               -       4,600,000
     Impairment loss                                                         2,867,651               -               -
                                                                          ------------    ------------    ------------
                                                                            42,317,829      36,002,537      43,676,719
                                                                          ------------    ------------    ------------
       Operating loss                                                       (7,639,122)       (203,102)     (7,583,488)

Other income (expense)
     Interest expense                                                       (2,253,987)     (2,599,552)     (3,198,083)
     Loss on writedown of note receivable                                     (914,471)              -               -
     Sale of intellectual property rights                                    1,422,391               -               -
     Redemption of ownership interest
      in PFCI                                                                2,500,000               -               -
     Other income                                                            1,018,239       1,320,498         905,520
                                                                          ------------    ------------    ------------
                                                                             1,772,172      (1,279,054)     (2,292,563)
                                                                          ------------    ------------    ------------
       NET LOSS                                                             (5,866,950)     (1,482,156)     (9,876,051)

Provision for accretion of warrants                                            147,540         228,540         228,540
                                                                          ------------    ------------    ------------
    Loss applicable to common shareholders                                $ (6,014,490)   $ (1,710,696)   $(10,104,591)
                                                                          ============    ============    ============
Net loss per common share
     Basic                                                                      $(0.97)         $(0.28)         $(1.64)
                                                                          ============    ============    ============

     Diluted                                                                    $(0.97)         $(0.28)         $(1.64)
                                                                          ============    ============    ============

The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

     Years ended  January 28, 1998, January 29, 1997 and January 31, 1996


                                            Common       Common      Additional
                                             stock        stock       paid-in     Accumulated      Total
                                            Class A      Class B      capital       deficit        equity
                                          -----------  ----------    ---------   ------------   -----------
Balance, February 1, 1995                 $34,559,693  $3,980,109    $ 600,095   $(11,384,041)  $27,755,856

Issuance of 2,710 shares of Class A
     stock for employee stock purchase
     plan                                      14,390           -            -              -        14,390
Conversion of 500 shares of Class B
     shares to Class A shares                   4,220      (4,220)           -              -             -
Accretion of warrant value                          -           -     (228,540)             -      (228,540)
Net loss                                            -           -            -     (9,876,051)   (9,876,051)
                                          -----------  ----------   ----------   ------------   -----------

Balance, January 31, 1996                  34,578,303   3,975,889      371,555    (21,260,092)   17,665,655

Issuance of  1,863 shares of Class A
     stock for employee stock purchase
     plan                                       4,751           -            -              -         4,751
Conversion of 20,600 shares of Class B
     shares to Class A shares                  39,552     (39,552)           -              -             -
Repricing of existing warrants and
     issuance of new warrants                       -           -      370,206              -       370,206
Accretion of warrant value                          -           -     (228,540)             -      (228,540)
Net loss                                            -           -            -     (1,482,156)   (1,482,156)
                                          -----------  ----------   ----------   ------------   -----------

Balance, January 29, 1997                  34,622,606   3,936,337      513,221    (22,742,248)   16,329,916

Issuance of 13,793 shares of Class A
     stock for consulting services             50,000           -            -              -        50,000
Issuance of 591 shares of Class A stock
     for employee stock purchase plan             906           -            -              -           906
Sale of 2,000,000 warrants                          -           -    1,000,000              -     1,000,000
Stock options issued for consulting services        -           -       75,000              -        75,000
Repricing of warrants                               -           -       86,711              -        86,711
Accretion of warrant value                          -           -     (147,540)             -      (147,540)
Net loss                                            -           -            -     (5,866,950)   (5,866,950)
                                          -----------  ----------   ----------   ------------   -----------

Balance, January 28, 1998                 $34,673,512  $3,936,337   $1,527,392   $(28,609,198)  $11,528,043
                                          ===========  ==========   ==========   ============   ===========

The accompanying notes are an integral part of this statement.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Years ended

                                                 January 28,        January 29,        January 31,
                                                    1998               1997              1996
                                                -------------      -------------     -------------
Cash flows from operating activities:
     Cash received from customers               $ 137,143,941      $ 139,788,795     $ 145,964,426
     Cash paid for purchases and
       operating expenses                        (134,541,209)      (134,860,053)     (144,223,497)
     Interest paid, net of capitalized
       interest of $0 in 1998, $0 in 1997
       and $87,600 in 1996                         (2,090,682)        (2,913,833)       (2,956,091)
     Interest received                                 69,047              9,679            23,005
     Proceeds from consulting agreement               500,000                  -                 -
                                                -------------      -------------     -------------
       Net cash provided by (used in)
         operating activities                       1,081,097          2,024,588        (1,192,157)
                                                -------------      -------------     -------------

Cash flows from investing activities:
     Capital expenditures,
       including capitalized interest              (4,739,930)        (1,414,716)       (4,543,506)
     Increase in notes receivable                  (1,209,111)                 -           (11,662)
     Proceeds from sale of
       intellectual property                        1,422,391                  -                 -
     Proceeds from sale of
       interest in PFCI                             2,500,000                  -                 -
     Proceeds from sale of property and
       equipment                                       95,000          5,414,212         4,779,630
     Payments on notes receivable                     104,063              8,975            14,260
                                                -------------      -------------     -------------
       Net cash provided by (used in)
         investing activities                      (1,827,587)         4,008,471           238,722
                                                -------------      -------------     -------------

Cash flows from financing activities:
     Proceeds from issuance of
       convertible debt                            13,059,802                  -                 -
     Line of credit                                  (581,595)           510,000         4,990,000
     Principal payments on
       long-term obligations                      (12,573,000)        (6,263,871)       (5,163,706)
     Decrease in construction line of credit                -                  -          (142,241)
     Proceeds from employee stock
      purchases                                           906              4,751            14,390
     Proceeds from warrants                           994,295                  -                 -
                                                -------------      -------------     -------------
       Net cash provided by (used in)
         financing activities                         900,408         (5,749,120)         (301,557)
                                                -------------      -------------     -------------

Net increase (decrease) in cash                       153,918            283,939        (1,254,992)
Cash at beginning of year                           1,325,495          1,041,556         2,296,548
                                                -------------      -------------     -------------
Cash at end of year                             $   1,479,413      $   1,325,495     $   1,041,556
                                                =============      =============     =============
Supplemental Schedule of Noncash Investing and Financing Activities:

     Capital leases                             $           -      $     203,737     $   1,585,973
                                                =============      =============     =============

                 Harry's Farmers Market, Inc. and Subsidiaries

                                  Years ended


                                                          January 28,   January 29,   January 31,
                                                             1998          1997          1996
                                                          ----------    ----------   -----------
Reconciliation of Net Loss to Cash
  Provided By (Used In) Operating Activities:
    Net loss                                             $(5,866,950)  $(1,482,156)  $(9,876,051)
    Adjustments to reconcile net loss to cash
      provided by (used in) operations:
        Depreciation and amortization                      4,706,471     4,862,195     5,671,322
        Loss on store closing, net of costs
          paid of $504,849 in 1996                                 -             -     4,095,151
        (Gain) loss on sale of property and equipment        (32,055)     (456,542)      (23,870)
        Impairment loss                                    2,867,643             -             -
        Decrease (increase) in trade accounts receivable     145,183      (122,390)       26,207
        Loss on writedown of notes receivable                914,471             -             -
        Increase in other receivables                       (141,359)      (90,828)     (163,700)
        Increase in pre-opening expenses                           -             -      (380,449)
        Decrease (increase) in inventories                   541,494    (1,215,227)     (423,171)
        Decrease (increase) in prepaid expenses             (112,425)      447,071       577,935
        Decrease (increase) in deposits on equipment         182,206       (31,369)       (9,352)
        Decrease (increase) in other assets                   13,475      (226,539)      132,844
        Increase in trade accounts payable                    62,304       882,935        65,271
        Increase (decrease) in accrued liabilities         1,323,030      (542,562)     (884,294)
        Increase in unearned revenue                         400,000             -             -
        Gain on sale of PFCI ownership interest           (2,500,000)            -             -
        Gain on sale of intellectual property, net of
          costs paid of $77,609                           (1,422,391)            -             -
                                                         -----------   -----------   -----------
                                                         $ 1,081,097   $ 2,024,588   $(1,192,157)
                                                         ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     January 28, 1998 and January 29, 1997



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Harry's Farmers Market, Inc. ((the Company() is a corporation formed pursuant to the laws of the State of Georgia. The Company is a retailer in the Atlanta, Georgia metropolitan area for fresh fruits and produce, seafood, poultry and meat, dairy products, baked goods, beer and wine and other assorted grocery items.

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

3.  Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are: buildings, 31-39 years; equipment and vehicles, 3 to 10 years. The portion of depreciation expense attributed to product cost is included with cost of goods sold in the statements of operations. This depreciation expense amounted to $1,259,818, $1,431,501 and $1,399,921, for the years ended January 28, 1998, January 29, 1997 and, January 31, 1996, respectively.

The Company capitalizes purchased software which is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use. Other computer software maintenance costs related to software development are expensed as incurred. Software development costs are amortized using the straight-line method generally over three to five years after being placed in service. The carrying value of a software and development costs at January 28, 1998 and January 29, 1997 are $664,879 and $117,001, respectively.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4.  Loan Costs

Costs of obtaining financing are being amortized over the term of the related loans.

5.  Advertising Expense

All advertising costs are expensed in the period incurred. Advertising expense for the years ended January 28, 1998, January 29, 1997 and January 31, 1996 was approximately $1,128,000, $1,088,000 and $881,000, respectively.

6.  Income Taxes

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

7.  Stock Based Compensation

The Company's stock option plans are accounted for under the intrinsic value method in which compensation expense is recognized for the amount, if any, that the fair value of the underlying common stock exceeds the exercise price at the date of grant.

8.  Fiscal Year

The Company is on a 52/53 week fiscal year ending on the Wednesday nearest January 31. Fiscal years 1998, 1997 and 1996 included 52 weeks.

9.  Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period. All comparative earnings per share date for prior periods presented has been restated.

                 Harry's Farmers Market, Inc. and Subsidiaries

                    January 28, 1998 and  January 29, 1997



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

10.  Use of Estimates in the Preparation of Financial Statements

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

11.  Reclassifications

Certain items in the prior years have been reclassified to conform with the current year presentation.


NOTE B - FINANCING AGREEMENT

On January 31, 1997, the Company entered into a series of agreements with Progressive Food Concepts, Inc. (PFCI) pursuant to which PFCI loaned the Company $12,000,000 which is exchangeable for shares of Series B convertible preferred stock of the Company, convertible into 3,000,000 shares of the Company's Class A common stock. The agreements also contain a commitment to loan up to an additional $5,500,000, which is exchangeable for shares of convertible preferred stock of the Company convertible into an aggregate of 1,375,000 shares of Class A common stock. If not earlier paid or accelerated for payment, the outstanding principal of both these loans become an amortized term loan on January 31, 2002. Both loans may be prepaid at any time without penalty or premium.

In addition, PFCI paid the Company $1,500,000 for the acquisition of certain intellectual property rights of the Company outside the States of Georgia and Alabama, $1,000,000 for warrants to purchase 2,000,000 shares of Class A common stock at exercise prices ranging from $4.00 to $5.50, and $500,000 for a five year mutual consulting arrangement. Pursuant to the sale of intellectual property rights, the Company also received a 2.5% interest in PFCI. On November 3, 1997 the original agreement was amended and PFCI paid the company $2,500,000 to redeem this ownership interest.

The Company used approximately $13,000,000 of the proceeds from the transactions discussed above to pay off a portion of its term loan. The terms of the remaining portion of the term loan and line of credit were also renegotiated and a new maturity date of January 29, 2000 was established.

                 Harry's Farmers Market, Inc. and Subsidiaries

                    January 28, 1998 and  January 29, 1997


NOTE B - FINANCING AGREEMENT - Continued

All of the outstanding Series A preferred shares were exchanged by the shareholders for an equal number of the Company's newly issued Series AA preferred stock, with a stated value of $9 per share. The Series AA preferred stock is mandatorily redeemable on December 1, 2001 at the stated value (total redemption value of $11,000,000). At any time prior to redemption, each share of the series AA preferred stock is convertible into the number of shares of Class A common stock obtained by dividing the aggregate liquidation preference of the Series AA preferred stock by the applicable conversion price. The initial conversion price is $6.50 per share and is subject to adjustment in certain circumstances. In connection with the exchange of Series A convertible preferred shares for Series AA preferred shares, the Company reduced the strike price of the warrants outstanding from $10 to $4. The Company also designated 500,000 preferred shares as Series B preferred stock. This Series B preferred stock has a stated value of $40 with no shares issued and outstanding at January 28, 1998.


NOTE C - OTHER PROPERTY AND EQUIPMENT

Other property and equipment includes the following at estimated net realizable value:

                                                 January 28,  January 29,
                                                    1998         1997
                                                  ----------   ----------

     Land held for sale                           $  806,267   $        -
     Buildings and improvements held for sale      4,774,574            -
     Equipment not in service                      1,499,462    1,902,616
                                                  ----------   ----------
                                                  $7,080,303   $1,902,616
                                                  ==========   ==========

The land, buildings and improvements held for sale represents the Company's bakery and warehouse facility which the Company is in the process of moving to another location. The Company recorded a non-cash impairment loss of $2,867,651 on this facility in the third quarter. These assets were written down to their fair value based on the estimated sales price of the facility less reasonable estimates of additional costs to sell the facility. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The equipment taken out of service was removed from a store which was closed during fiscal 1996 (see Note J).

                 Harry's Farmers Market, Inc. and Subsidiaries

                    January 28, 1998 and  January 29, 1997



NOTE D - LONG-TERM OBLIGATIONS

Notes Payable

The Company has a working capital line of credit agreement with a bank providing a maximum of $12,000,000 reduced by amounts converted to a term note and other outstanding borrowings under the line. At January 28 1998, the Company had converted $5,358,000 of this credit facility to a term note. The average borrowings under this line for the years ended January 28, 1998 and January 29, 1997 were $3,328,000 and $4,530,000, respectively. The weighted average interest rate during these periods was 9.98% and 8.75%, respectively. The maximum borrowings outstanding at any month end during the periods totaled $4,918,405 and $5,500,000, respectively.

In connection with restructuring of the bank credit facilities in fiscal 1995, the Company issued its lenders 240,000 warrants to purchase 240,000 Class A common stock at $10 per share. The value of these warrants was recorded as a discount on debt and is being amortized to interest expense over the term of the loans. During fiscal 1997, the Company again restructured its bank credit facilities. In connection with this restructuring, the Company repriced the warrants to $3 per share and issued an additional 120,000 warrants to purchase 120,000 Class A common stock at $6 per share. The value of these warrants was recorded as a discount on debt and is being amortized to interest expense over the term of the loans. Pursuant to the PFCI agreement on January 31, 1997, 144,000 of the outstanding warrants were cancelled. As a result, at January 28, 1998, there are 216,000 warrants outstanding to purchase 216,000 Class A common stock at $3 per share.

Notes payable at year end consisted of:

                                                             January 28,  January 29,
                                                                1998         1997
                                                             -----------  -----------
  Term note payable to a bank, bearing interest at
    LIBOR rate plus 3.5% or prime rate plus 1.50%
    (effective rate of 9.375% at January 28, 1998),
    due and  payable January 29, 2000.  This term note is
    collateralized by substantially all of the assets of
    the Company.                                             $ 5,358,000  $17,378,513

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997


NOTE D - LONG-TERM OBLIGATIONS - Continued

Notes Payable - Continued

                                                             January 28,  January 29,
                                                                1998         1997
                                                             -----------  -----------
   Line of credit agreement with a bank bearing interest
     at prime plus 1.5% maturing January 29, 2000.
     The weighted average interest rate during the period
     was  9.98.  The line of credit is collateralized by
     substantially all assets of the Company.                  4,918,405    5,500,000

   Mortgage note payable, bearing interest at
     8.5%; interest and principal paid monthly with
     full payment due January 10, 2012, collateralized
     by land, buildings and improvements with a net
     book value of $5,580,841.                                 2,606,872    2,700,000

   Note payable to a bank, bearing interest at a
     variable rate not to exceed 11.9%, payable in
     360 monthly installments of principal plus
     interest with a final payment due in October,
     2022.  The note payable is collateralized by
     certain real estate held by the Company with
     a net book value of $112,438.                                67,304       68,067

   Note payable to a bank, bearing interest at 9.25%,
     payable in monthly principal and interest installments
     of $28,096 commencing July 15, 1994, with the final
     payment made in June, 1997.                                       -      137,286

   Other                                                          82,264       74,197
                                                             -----------  -----------
                                                              13,032,845   25,858,063


                 Harry's Farmers Market, Inc. and Subsidiaries

                    January 28, 1998 and  January 29, 1997



NOTE D - LONG-TERM OBLIGATIONS - Continued

Notes Payable - Continued

                                            January 28,  January 29,
                                                1998       1997
                                            ----------- -----------
     Capital lease obligations                  999,969   1,329,346

     Discount on debt                          (214,671)   (386,844)
                                            ----------- -----------
                                             13,818,143  26,800,565
     Less current maturities                   (459,340)   (576,013)
                                            ----------- -----------
                                            $13,358,803 $26,224,552
                                            =========== ===========

Future maturities of notes payable as of January 28, 1998, are as follows:

 Years ending:
     1999                                    $   102,221
     2000                                     10,387,661
     2001                                        121,090
     2002                                        131,794
     2003                                        143,443
     Thereafter                                2,146,636
                                             -----------
                                              13,032,845
 Capital lease obligations                       999,969
 Discount on debt                               (214,671)
                                             -----------
                                             $13,818,143
                                             ===========

The bank loan agreements include covenants requiring a specified minimum interest coverage and a minimum tangible net worth. As of January 28, 1998, the Company was in compliance with all covenants.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997


NOTE D - LONG-TERM OBLIGATIONS - Continued

Capital Lease Obligations

The Company leases certain equipment under agreements which are classified as
capital leases.    Most equipment leases have purchase options at the end of the original lease term. The effective interest rate on these leases range from 9.5% to 12.7%. Property and equipment includes the following amounts for leases that have been capitalized:

                                          January 28,   January 29,
                                              1998          1997
                                          -----------   -----------
     Equipment                             $1,813,664    $1,813,664
     Accumulated depreciation                (847,075)     (552,723)
                                           ----------    ----------
                                           $  966,589    $1,260,941
                                           ==========    ==========

Future minimum payments of capital leases as of January 28, 1998, are as follows:

     Years ending
     1999                                         $  437,854
     2000                                            352,896
     2001                                            187,300
     2002                                            249,259
                                                  ----------
     Total minimum lease payments                  1,227,309
     Less amount representing interest              (227,340)
                                                  ----------
     Present value of net minimum lease payments  $  999,969
                                                  ==========

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997



NOTE E - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under agreements classified as operating leases. Total rental expense under all operating lease arrangements was approximately $3,265,000, $3,027,000 and $2,927,000 for the years ended January 28, 1998, January 29, 1997 and January 31, 1996, respectively. Terms of the equipment leases range from four to five years and include an option to terminate at the end of two or three years. At the end of the maximum term, the Company has the option to continue renting the equipment or purchase the equipment at fair market value. Following is a summary of approximate future minimum lease payments due under operating lease agreements as of January 28, 1998:

  Fiscal year ending
     1999                  $ 3,013,000
     2000                    1,899,000
     2001                    1,643,000
     2002                    1,459,000
     2003                    1,368,000
     Thereafter              4,404,000
                           -----------
                           $13,786,000
                           ===========

Claims and Litigation

The Company is involved in various claims and litigation which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.


NOTE F - CONVERTIBLE DEBT

Pursuant to the agreement entered into with Progressive Food Concepts, Inc.
(PFCI), PFCI loaned the Company $12,000,000 which is exchangeable for 300,000 shares of Series B convertible preferred stock with a stated value of $40. The Company authorized 500,000 shares of the Series B convertible preferred stock and there were no shares outstanding at January 28, 1998 and January 29, 1997. The Series B shares are convertible into the number of the Company's Class A common stock calculated by dividing the aggregate liquidation preference of the shares to be converted by a conversion price of $4.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997


NOTE F - CONVERTIBLE DEBT - Continued

PFCI also committed to an additional $5,500,000 development loan which will be exchangeable for 137,500 shares of Series B convertible preferred stock with a stated value of $40. The Series B shares are convertible into the number of the Company's Class A common stock calculated by dividing the aggregate liquidation preference of the shares to be converted by a conversion price of $4. At January 28, 1998, there was $1,500,000 outstanding on this loan.

Interest accrues on the convertible debt at 5% per annum and is payable on the first day of each quarter. No principal is due on the debt until January 29, 2002 at which time the outstanding principal becomes an amortized term loan payable in 20 equal quarterly installments.

Costs associated with obtaining the debt are recorded as discount on convertible debt and are being amortized to interest expense over the term of the loans. At January 28, 1998, the unamortized discount on convertible debt is $457,597.


NOTE G - REDEEMABLE PREFERRED STOCK

During fiscal 1995, the Company issued 1,222,221 shares of Series A redeemable, convertible preferred stock with a stated value of $9 per share. The preferred stock was mandatorily redeemable on December 1, 1999 at its stated value (total redemption value of $11,000,000). In January 1997, pursuant to the PFCI agreement, the Series A preferred shares were exchanged by the shareholders for an equal number of the Company's newly issued Series AA redeemable, convertible preferred stock.

The Series AA redeemable, convertible preferred stock has a stated value of $9 per share and is mandatorily redeemable on December 1, 2001. At any time prior to redemption, each share of Series AA preferred stock is convertible into the number of Class A common stock calculated by dividing the aggregate redemption value by $6.50.

In connection with the original issuance of the Series A preferred stock, the Company issued 412,500 transferable warrants to purchase 412,500 shares of Class A common stock at $10 per share. In January 1997, these warrants were repriced at $4 per share. These warrants expire in December 2001.

The Company also issued transferable warrants to purchase an additional 61,111 shares of Class A common stock. These warrants are not exercisable until June 15, 1998 and expire in December 2001. These warrants are subject to repurchase by the Company for a nominal purchase price prior to the exercise date upon the occurrence of certain events.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997



NOTE G - REDEEMABLE PREFERRED STOCK - Continued

The preferred stock and warrants are recorded at their relative fair values, net of issuance costs. The excess of redemption value over the carrying value of the preferred stock is being accreted by periodic charges to paid-in capital over the life of the issue.


NOTE H - CONCENTRATION OF CREDIT RISK

The Company operates retail grocery stores in the metropolitan Atlanta area. The Company also sells to a limited number of commercial entities and carries trade accounts receivable for these customers. Management continually monitors these receivables to minimize the risk of loss.


NOTE I  NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share.

                                                     January 28,   January 29,    January 31,
                                                         1998          1997          1996
                                                     -----------   -----------   ------------

     Numerator for basic and diluted net loss per
     common share  loss attributable to
     common stockholders                             $(6,014,490)  $(1,710,696)  $(10,104,591)
                                                     ===========   ===========   ============

     Denominator for basic net loss per common
     share  weighted average shares outstanding        6,182,788     6,168,264      6,166,711

     Effect of dilutive options and warrants                   -             -              -
                                                     -----------   -----------   ------------
     Denominator for diluted net loss per common
     share  adjusted weighted average shares
     outstanding                                       6,182,788     6,168,264      6,166,711
                                                     ===========   ===========   ============

     Basic net loss per share                        $     (0.97)  $     (0.28)  $      (1.64)
                                                     ===========   ===========   ============

     Diluted net loss per share                      $     (0.97)  $     (0.28)  $      (1.64)
                                                     ===========   ===========   ============


                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997



NOTE J - EMPLOYEE BENEFIT PLANS

Stock Option Plans

The Company's board of directors has approved stock option plans which cover up to 675,000 shares of common stock. The plans provide for the expiration of options five to ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions for each of the three years in the period ended January 28, 1998 are summarized below:

                                             January 28, 1998          January 29, 1997         January 31, 1996
                                           --------------------     ---------------------     ---------------------
                                                       Weighted                  Weighted                  Weighted
                                                       Average                   Average                   Average
                                                       Exercise                  Exercise                  Exercise
                                            Shares       Price       Shares       Price        Shares       Price
                                           -------     --------     --------     --------     --------     --------
     Outstanding, beginning of year        384,200      $5.30        170,500     $13.64        262,750       $14.53
     Granted                               314,700       4.67        400,500       5.33        135,500         8.69
     Exercised                                   -          -              -          -              -            -
     Forfeited                            (115,425)      5.74       (186,800)     12.97       (227,750)       11.74
                                          --------      -----       --------     ------       --------       ------
     Outstanding, end of year              583,475      $4.87        384,200     $ 5.30        170,500       $13.64
                                          ========      =====       ========     ======       ========       ======

Subsequent to year end the Company lowered the exercise price of approximately 396,000 of the options above to $2.50.


The following table summarizes information about stock options outstanding at January 28, 1998:

                                     Options Outstanding                Options Exercisable
                           ---------------------------------------  ---------------------------
                                             Weighted
                                              Average     Weighted                     Weighted
                               Number        Remaining    Average        Number        Average
       Exercise            Outstanding at   Contractual   Exercise   Exercisable at    Exercise
        Price             January 28, 1998  Life (Years)   Price    January  28, 1998   Price
       --------           ----------------  ------------  --------  -----------------  --------
      $3.00 - 3.25              180,000         6.16       $3.03         150,000        $3.00
       3.63 - 4.00               60,000         6.01        3.94          10,000         3.63
       6.00                     343,475         8.42        6.00         109,261         6.00
                                -------         ----       -----         -------        -----
                                583,475         7.48       $4.87         269,261        $4.24
                                =======         ====       =====         =======        =====

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997



NOTE J - EMPLOYEE BENEFIT PLANS - Continued

Stock Option Plans - Continued

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

                                           January 28, 1998  January 29,1997
                                           ----------------  ---------------

   Net loss                  As reported      (6,014,490)     (1,710,696)
                             Pro forma        (6,506,805)     (2,051,799)

   Basic net loss per
     common share            As reported           (0.97)          (0.28)
                             Pro forma             (1.05)          (0.33)

   Diluted net loss per      As reported           (0.97)          (0.28)
     common share            Pro forma             (1.05)          (0.33)

For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the year ended January 28, 1998; expected volatility of 83%, risk-free interest rates of 6.3%-6.9%; and expected lives of 5 - 10 years.


Health Care Plan

The Company established a partially self-insured plan in November 1993 to provide health, life and dental benefits to employees who elect participation. The plan was terminated during fiscal 1995 and replaced by a fully insured plan. Expenses for these plans charged to operations for the years ended January 28, 1998, January 29, 1997 and January 31, 1996, totaled $946,953, $1,014,329 and
$958,825, respectively.

Qualified Retirement Plan

The Company has a qualified retirement plan whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make tax-deferred contributions under Internal Revenue Section 401(k). The Company's contribution is determined at the discretion of the board of directors. There was no contribution by the Company during the years ended January 28, 1998, January 29, 1997 and January 31, 1996.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997



NOTE J - EMPLOYEE BENEFIT PLANS - Continued

Stock Purchase Plan

The Company has an employee stock purchase plan which covers up to 300,000 shares of common stock whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make tax-deferred contributions which are used to purchase shares of the Company's common stock. The purchase price for shares is 85% of the fair market value of common stock at the end of the purchasing cycle. Employees purchased 591 and 1,863 shares under this plan during fiscal 1998 and 1997, respectively.


NOTE K - PROVISION FOR STORE CLOSING

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

                     January 28, 1998 and January 29, 1997



NOTE L - INCOME TAXES

The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance summarized as follows:

                                                            Estimated deferred
                                                             income tax effect
                                                        --------------------------
                                                         January 28,    January 29,
                                                            1998           1997
                                                        ------------   -----------
  Deferred income tax assets
     Net operating loss carryforward                    $  9,033,000   $ 8,604,000
     Inventories                                              87,000        92,000
     Notes receivable allowance                              352,000             -
     Allowance for decrease in market value of asset         300,000       300,000
     Impairment loss                                       1,104,000             -
     Charitable contributions carryforward                    93,000        62,000
     Accrued liabilities not deductible until paid           205,000        60,000
     Other                                                    23,000        20,000
                                                        ------------   -----------
     Gross deferred tax assets                            11,197,000     9,138,000

     Deferred tax asset valuation allowance              (10,214,000)   (8,055,000)
                                                        ------------   -----------
     Net deferred tax asset                                  983,000     1,083,000
                                                        ------------   -----------
     Deferred income tax liabilities
     Property and equipment                                 (983,000)   (1,083,000)
                                                        ------------   -----------
     Net deferred income tax                            $          -   $         -
                                                        ============   ===========


                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997



NOTE L - INCOME TAXES - Continued

At January 28, 1998, the Company had net operating loss carryforwards of approximately $23,461,000 available to reduce future taxable income which expire as follows:

                            Net
           Fiscal        Operating
            Year            Loss
           ------       -----------
            2009        $ 5,829,000
            2010          6,002,000
            2011          8,648,000
            2012          1,639,000
            2013          1,343,000
                        -----------
                        $23,461,000
                        ===========

Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended January 28, 1998, January 29, 1997 and January 31, 1996 are as follows:

                                                          January 28,   January 29,   January 31,
                                                             1998          1997          1996
                                                          -----------   -----------   -----------
     Income tax benefit at 34%                               (34)%         (34)%         (34)%
     State taxes, net of Federal income tax effect            (4)           (4)           (4)
     Tax benefit of losses not recognized                     38            38            38
                                                             ---           ---           ---
     Effective tax rate                                        -%            -%            -%
                                                             ===           ===           ===

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997



NOTE M - FINANCIAL INSTRUMENTS

The Company's financial instruments recorded on the balance sheet include cash, accounts receivable, accounts payable, debt and redeemable preferred stock. Because of their short maturities, the carrying amount of cash, accounts receivable and accounts payable approximates fair market value. The fair value of the Company's long-term debt approximates carrying value based on quoted market prices of similar issues or on the current rates offered to the Company for debt of similar terms.

The Company believes that it is not practical to estimate a fair value different from the redeemable preferred stock's carrying value as this security has numerous unique features as described in Note G.


NOTE N - PLANS FOR FUTURE OPERATIONS AND FINANCING

Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in the upcoming fiscal year. The Company is taking steps to reduce its losses. For the upcoming fiscal year, the Company will continue to implement its plans for new merchandising initiatives, new prepared food products, strengthened controls on product waste, improvements in manufacturing and distribution efficiencies, and reductions in selling, general and administrative costs. The Company also intends to rigorously pursue its expansion efforts.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 28, 1998 and January 29, 1997



NOTE O - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued the following Statements of Financial Accounting Standards (SFAS):

SFAS 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to include details about comprehensive income that arise during a reporting period. Comprehensive income includes revenue, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity.

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 requires companies to report information about an entity's different types of business activities and the different economic environments in which it operates, referred to as operating segments.

Additionally, the AICPA Accounting Standards Executive Committee has issued Statement of Position (SOP) 98-1, Costs of Software for Internal Use and Related Reengineering Costs, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 segments an internal use software project into stages and the accounting is based on the stage in which the cost is incurred.

Management does not expect the adoption of the Statements of Financial Accounting Standards and SOP 98-1, referred to above, to have a material impact on the Company's results of operations or financial condition.

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                                  SCHEDULE II
          CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                Balance at                               Balance
                                                Beginning                                 End of
For the year ended   Description                of Period    Additions    Deductions      Period
-------------------------------------------------------------------------------------------------
January 28, 1998     Allowance for doubtful
                     accounts receivable        $  25,000       35,000        -            60,000

                     Valuation allowance -
                     Deferred tax asset          8,055,000    2,159,000       -        10,214,000
                                                =================================================

January 29, 1997     Allowance for doubtful
                     accounts receivable        $   25,000   $        -      $-       $    25,000

                     Valuation allowance -
                     Deferred tax asset         $7,834,000   $  221,000      $-       $ 8,055,000
                                                =================================================

January 31, 1996     Allowance for doubtful
                     accounts receivable        $   25,000   $        -      $-       $    25,000

                     Valuation allowance -
                     Deferred tax asset         $3,546,000   $4,288,000      $-       $ 7,834,000
                                                =================================================