Form 10-Q
period 1998-04-29
HARRYS FARMERS MARKET INC
filed 1998-06-11
CIK 899755

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                        Commission File Number:
    April 29, 1998                                      0-21486


                         HARRY'S FARMERS MARKET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                          58-2037452
--------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)



1180 Upper Hembree Road, Roswell, Georgia                         30076
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:        (770) 667-8878
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

             Yes      X                     No
                --------------                ----------------


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


             Class A Common                    4,132,257
            ----------------           ----------------------------
                Class                  Outstanding at June 10, 1998

             Class B Common                    2,050,701
            ----------------           ----------------------------
                Class                  Outstanding at June 10, 1998

                         PART I - FINANCIAL INFORMATION



                        ITEM 1.    FINANCIAL STATEMENTS

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


Amounts in thousands                                      (Unaudited)
                                                           April 29,                   January 28,
                                                              1998                         1998
                                                          ------------                 -----------
ASSETS

CURRENT ASSETS
     Cash                                                  $    537                     $  1,479
     Accounts receivable, net of allowance                      156                          109
     Inventories                                              8,694                        8,568
     Prepaid expenses                                           846                          698
     Other current assets                                       458                          643
                                                           --------                     --------

          Total current assets                               10,691                       11,497

PROPERTY AND EQUIPMENT
     Buildings                                               28,698                       28,562
     Equipment                                               28,510                       25,510
     Vehicles                                                   196                          190
                                                           --------                     --------
                                                             57,404                       54,262
Accumulated depreciation                                    (24,435)                     (23,440)
                                                           --------                     --------

                                                             32,969                       30,822
Land                                                          7,224                        7,224
                                                           --------                     --------
                                                             40,193                       38,046

OTHER ASSETS
     Other Property and Equipment                             7,035                        7,080
     Deposits on equipment                                      280                          303
     Loan costs                                                  61                          121
     Other                                                      155                          200
                                                           --------                     --------
                                                              7,531                        7,704
                                                           --------                     --------

     Total assets                                          $ 58,415                     $ 57,247
                                                           ========                     ========

                 See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


Amounts in thousands                                        (Unaudited)
                                                           April 29, 1998                January 28, 1998
                                                           --------------                ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term obligations                 $  1,778                    $    459
     Accounts payable - trade                                       5,147                       5,849
     Workers' compensation and general liability
      insurance                                                       402                         636
     Accrued payroll and payroll taxes payable                        599                         640
     Sales taxes payable                                              141                          77
     Other accrued liabilities                                        782                         733
                                                                 --------                    --------

          Total current liabilities                                 8,849                       8,394
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                   13,977                      13,359

CONVERTIBLE DEBT                                                   13,072                      13,043

OTHER NON-CURRENT LIABILITIES                                         494                         489

REDEEMABLE PREFERRED STOCK                                         10,471                      10,434

STOCKHOLDERS' EQUITY
     Common Stock - Class A                                        34,674                      34,674
     Common Stock - Class B                                         3,936                       3,936
     Additional Paid-in Capital                                     1,491                       1,527
     Accumulated deficit                                          (28,549)                    (28,609)
                                                                 --------                    --------
          Total stockholders' equity                               11,552                      11,528
                                                                 --------                    --------

          Total liabilities and stockholders' equity             $ 58,415                    $ 57,247
                                                                 ========                    ========

                 See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

Amounts in thousands, except per share date                    For the Thirteen Weeks Ended,
                                                   ------------------------------------------------
                                                      April 29, 1998               April 30, 1997
                                                   ---------------------      ---------------------
Net sales                                           $33,059       100.0%       $34,004       100.0%
Cost of goods sold                                   23,319        70.5%        25,070        73.7%
                                                   --------      -------      --------      -------

Gross profit                                          9,740        29.5%         8,934        26.3%

Operating expenses
     Direct store expenses                            5,310        16.1%         5,491        16.2%
     Selling, general & administrative expenses       3,070         9.3%         2,829         8.3%
     Depreciation and other amortization              1,038         3.1%           784         2.3%
                                                   --------      -------      --------      -------
Total operating expenses                              9,418        28.5%         9,104        26.8%

Operating income (loss)                                 322         1.0%          (170)       -0.5%

Interest expense                                        597         1.8%           663         1.9%
Other income                                           (335)       -1.0%        (1,685)       -5.0%
                                                   --------      -------      --------      -------

Pretax income                                            60         0.2%           852         2.5%

Income taxes                                              -                         22         0.1%
                                                   --------      -------      --------      -------

Net income                                               60         0.2%           830         2.4%

Provision for accretion of warrants                     (37)       -0.1%           (37)       -0.1%
                                                   --------      -------      --------      -------

Net income applicable to common shareholders
                                                    $    23         0.1%       $   793         2.3%
                                                   ========      =======      ========      =======
Net income (loss) per common share
     Basic                                          $  0.00                    $  0.13
                                                   ========                   ========
     Diluted                                        $ (0.02)                   $  0.04
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

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


Amounts in thousands, except per share data                       For the Thirteen Weeks Ended,
                                                          ----------------------------------------------

                                                            April 29, 1998              April 30, 1997
                                                          ----------------------------------------------

Changes in Cash

Cash flows from operating activities:
     Net income                                                  $   60                    $    830
     Adjustments to reconcile net earnings
     to cash provided by operations:
          Depreciation and amortization                           1,110                       1,130
          Gain on sale of intellectual property                      -                       (1,422)
          (Increase) decrease in accounts receivables               (47)                        148
          Increase in inventories                                  (126)                       (814)
          Increase in pre-opening expenses                           -                          (61)
          Increase in prepaid and deferred expenses                (148)                       (121)
          (Increase) decrease in other current assets               214                         (28)
          Decrease in accounts payable                             (702)                     (1,958)
          Increase (decrease) in accrued liabilities               (101)                        404
          Increase (decrease) in deferred revenue                   (25)                        475
          Increase in income tax payable                             -                           22
                                                               --------                    --------
          Net cash provided by (used in) operating                  235                      (1,395)
           activities
Cash flows from investing activities:
     Capital expenditures, including capitalized interest          (862)                       (449)
     Proceeds from sale of property and equipment                    42                          -
     Proceeds from sale of intellectual property, net of costs       -                        1,422
     (Increase) decrease in notes receivable                         25                        (539)
                                                               --------                    --------
          Net cash provided by (used in) investing activities      (795)                        434

Cash flows from financing activities:
     Proceeds from long-term debt, net of costs                      -                       11,560
     Line of credit                                                 157                        (371)
     Principal payments on long-term obligations                   (539)                    (12,205)
     Proceeds from warrants                                          -                          994
                                                               --------                    --------
          Net cash used in  financing activities                   (382)                        (22)
                                                               --------                    --------

Net decrease in cash                                               (942)                       (983)

Cash at beginning of period                                       1,479                       1,326
                                                               --------                    --------

Cash at end of period                                            $  537                    $    343
                                                               ========                    ========

Supplemental Schedule of Noncash Investing and
 Financing Activities:
     Capital leases                                              $2,385

                 See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 29, 1998

NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of April 29, 1998 and the results of operations and cash flows for the thirteen weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended January 28, 1998 included in the Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended April 29, 1998 are not necessarily indicative of the results for the entire 1999 fiscal year.

NOTE B - INVENTORIES

Inventories consist primarily of grocery items, which are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.

NOTE C - EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period. All comparative earnings per share data for prior periods presented has been restated. The following table sets forth the computation of basic and diluted income (loss) per share.

                                                                  April 29, 1998                      April 30, 1997
                                                             ---------------------               ---------------------

Numerator for basic net income (loss) per common share -
 income attributable to common stockholders                                $    23                             $   830
Interest savings from assumed conversion of Debt                               198                                 179
Write off of discount on convertible debt                                     (428)                               (546)
                                                             ---------------------               ---------------------
Numerator for diluted net income (loss) per common share                   $  (207)                            $   463
                                                             =====================               =====================

Denominator for basic net income (loss) per common share -
 weighted average shares outstanding                                         6,183                               6,169
Effect of dilutive options and warrants                                         -                                  267
Effect of assumed conversion of debt and preferred stock                     5,067                               4,692
                                                             ---------------------               ---------------------
Denominator for diluted net income (loss) per common share -
 adjusted weighted average shares outstanding                               11,250                              11,128
                                                             =====================               =====================

Basic net income per share                                                 $  0.00                             $  0.13
                                                             =====================               =====================
Diluted net income (loss) per share                                        $ (0.02)                            $  0.04
                                                             =====================               =====================

NOTE D - STOCK OPTIONS

During the quarter ended April 29, 1998, the following changes occurred in outstanding stock options:

                                                 Shares                     Exercise Price
                                          -----------------            ----------------------


Options outstanding, January 28, 1998               583,475                      $3.00 - 6.00
Options granted                                     256,440                      $       2.50
Options cancelled                                  (327,280)                     $3.00 - 6.00
Options exercised                                        -                                 -
                                          -----------------            ----------------------

Options outstanding, April 29, 1998                 512,635                      $2.50 - 6.00
                                          =================            ======================

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued the following Statement of Financial Accounting Standards (SFAS):

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

Management does not expect the adoption of the Statement of Financial Accounting Standard and SOP 98-1, referred to above, to have a material impact on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended April 29, 1998 compared to Thirteen Weeks Ended April 30, 1997.

          Net sales for the thirteen weeks ended April 29, 1998 (the "1999 Quarter") were approximately $33.0 million, compared to approximately $34.0 million for the thirteen weeks ended April 30, 1997 (the "1998 Quarter"). Comparable store sales decreased 6.5% for the period. This decrease is primarily the result of the unusual weather conditions from the ocean warming phenomenon known as "El Nino," which has adversely effected the availability, quality and cost of many produce items that makes up a significant portion of the Company's sales volume. In addition, the Company's sales have been adversely affected by the growing competition in the Atlanta area.

          Gross profit in the 1999 Quarter increased to approximately $9.7 million or 29.5% of net sales compared with approximately $8.9 million or 26.3% of net sales in the 1998 Quarter. This increase is primarily the result of the Company's continuing efforts to implement the necessary technology in its stores in order to provide timely and accurate information to management. These efforts have allowed the Company to more accurately predict demand and efficiently control inventory. Gross margin has increased despite the negative impact El Nino has had on produce margins in general, and despite the fact that labor costs in manufacturing and distribution were up slightly. In addition, gross margin was positively impacted by approximately 0.8% of net sales as a result of no longer depreciating the bakery facility, which is being held for sale. The Company currently intends to move the bakery to the Alpharetta megastore during the 1999 Third Quarter.

          Direct store expenses decreased to approximately $5.3 million or 16.1% of net sales in the 1999 Quarter compared to approximately $5.5 million or 16.2% of net sales in the 1998 Quarter. This decrease is primarily due to a decrease in lease expenses as a result of the Company's purchase and refinancing pursuant to a capital lease structure of certain equipment during the 1999 Quarter, which had previously been subject to operating leases. These expenses were partially offset by an increase in equipment and building rents related to the newest Harry's in a Hurry store, which opened in January 1998 in the Cobb County area of Atlanta.

          Selling, general and administrative expenses increased to approximately $3.1 million or 9.3% of net sales in the 1999 Quarter from approximately $2.8 million or 8.3% of net sales in the 1998 Quarter. The increase in the 1999 Quarter is primarily attributable to higher labor costs to support current and future growth and higher advertising expenses designed to increase store sales. These expenses were partially offset by lower consulting expenses.

          Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold), increased to approximately $1.0 million or 3.1% of net sales in the 1999 Quarter from approximately $0.8 million or 2.3% of net sales in the 1998 Quarter. This increase resulted primarily from depreciation on new assets purchased during fiscal 1998 and fiscal 1999, including those items acquired for use at the third Harry's In A Hurry store, which opened in January 1998. The majority of such new assets, which had previously been classified as lease expenses, are a result of the Company's recent purchase and refinance, in accordance with a capital lease structure, of the residual values of such assets previously recorded as operating leases.

          Due to the reasons set forth above, the Company, during the 1999 Quarter, had an operating profit of approximately $0.3 million or 1.0.% of net sales as compared to an operating loss in the 1998 Quarter of approximately $0.2 million or 0.5% of net sales.

          Interest expense decreased slightly to approximately $0.60 million or 1.8% of net sales in the 1999 Quarter compared to approximately $0.66 million or 1.9% of net sales in the 1998 Quarter. This decrease is primarily attributable to a non-recurring adjustment taken during the 1998 Quarter to interest expense, as a result of the Company's early payoff of its previous credit facility. This was partiality offset by additional interest on slightly higher long-term obligations in the 1999 Quarter as compared to the 1998 Quarter.

          Other income decreased to approximately $0.3 million or 1.0% of net sales during the 1999 Quarter, from approximately $1.7 million or 5.0% of net sales in the 1998 Quarter. This decrease is primarily due to the one-time recognition in the 1998 Quarter of the sale of certain of the Company's intellectual property, net of expenses, in the amount of approximately $1.4 million to Progressive Food Concepts, Inc. ("PFCI"), a wholly owned subsidiary of Boston Chicken, Inc.

          For the 1999 Quarter no income tax provision was necessary. For the 1998 Quarter, the Company set up an income tax provision of approximately $0.02 million as a result of the income from the sale of the intellectual property. The Company has net operating loss carry forwards of approximately $23.5 million which may be applied against future earnings. However, should the Company experience a change in ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the extent that the Company may apply such loss carry forwards may be limited.

          As a result of the above, the Company's operations produced net income for the 1999 Quarter of approximately $23,000 or $0.00 per common share, compared with a net profit of approximately $0.8 million or $0.13 per common share during the 1998 Quarter.


LIQUIDITY AND CAPITAL RESOURCES

          During the 1999 Quarter, the Company's operating activities provided approximately $0.2 million in cash. The Company invested approximately $0.9 million in capital expenditures. Additionally, the Company borrowed approximately $0.2 million on its line of credit and paid approximately $0.5 million on its long-term obligations. As a result, net cash during the 1999 Quarter decreased by approximately $0.9 million resulting in a quarter-end cash balance of approximately $0.5 million. In addition, as of the end of the 1999 Quarter, the Company had approximately $1.5 million in additional borrowing capacity available under its bank line of credit and approximately $4.0 million
available under its Development Loan with PFCI.   Subsequent to the end of the
1999 Quarter, the Company received $2.0 million from PFCI under such loan.

          Cash used by investing activities in the 1999 Quarter was approximately $0.8 million. Investing activities consisted primarily of capital expenditures for property and equipment relating to stores, manufacturing facilities, and the corporate infrastructure. During the 1999 Quarter, the Company used approximately $0.3 million on computer hardware and software to improve information systems and approximately $0.6 million for equipment and building improvements, primarily for use at the new Harry's In A Hurry store, as well as the Company's manufacturing facilities. Total capital expenditures were approximately $0.9 million. Total cash used by investing activities was approximately $0.8 million.

          Cash provided by financing activities in the 1999 Quarter was approximately $0.4 million. Financing activities consisted mainly of payments of the Company's long-term debt of approximately $0.5 million, and borrowing on the line of credit of approximately $0.2 million. At the end of 1999 Quarter, the Company had approximately $1.5 million remaining on its bank line of credit facility and approximately $4.0 million available under the Development Loan facility. Cash at the end of the 1999 Quarter was approximately $0.5 million.

          To increase liquidity, the Company continues to seek purchaser(s)/leasee(s) for the unused portion of the distribution facility as well as a remaining outparcel at the Gwinnett County megastore property.

          The Company's working capital position in the 1999 Quarter was approximately $1.8 million as compared to the fiscal year end of approximately $3.1 million. The decrease in working capital is primarily a result of the Company's recent purchase and refinance, to a capital lease structure, of the residual values under certain operating leases, which has caused an increase in current maturities on long term debt of approximately $1.3 million. Additionally, inventory increased by approximately $0.1 million while accounts payable decreased by approximately $0.7 million. At the end of the 1999 Quarter, the Company had approximately $1.5 million available on its bank line of credit and approximately

$4.0 million available under its Development Loan with PFCI, as compared to approximately $1.7 million and approximately $4.0 million, respectively, at the end of fiscal 1998.

          The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on the availability of internally generated funds and the continued availability of and compliance with its credit facilities. Management believes that internally generated funds and available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 1999. However, if there is a significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

          Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, changes in state or federal legislation or regulation, inability to develop new stores as planned, stability of product costs, unavailability of anticipated financings, and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time the Company is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date, and the Company does not believe that the outcome of any existing lawsuits will have a material adverse effect on its business or financial condition.

Item 2.  Changes in Securities

         There been no material modification in the instruments defining the rights of shareholders. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

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


                                     HARRY'S FARMERS MARKET, INC.



Dated:  June  10, 1998               By:   /S/ HARRY A. BLAZER
      ----------------                   -----------------------
                                         HARRY A. BLAZER
                                         Chairman, President and Chief Executive
                                         Officer
                                         (principal executive officer)



Dated:  June   10, 1998              By:   /S/ HAROLD C. WEISSMAN
      -----------------                 ---------------------------
                                         HAROLD C. WEISSMAN
                                         Treasurer and Chief Financial Officer
                                         (principal financial and accounting
                                          officer)