Form 10-Q
period 1998-07-29
HARRYS FARMERS MARKET INC
filed 1998-09-14
CIK 899755

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarterly Period Ended                     Commission File Number:
         July 29, 1998                                  0-21486


                         HARRY'S FARMERS MARKET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Georgia                                                          58-2037452
--------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)


1180 Upper Hembree Road, Roswell, Georgia                         30076
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (770) 667-8878
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

          Yes      X                             No
               ----------                            -----------


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class A Common                  4,132,257
        -----------------------------     ----------------------
                    Class              Outstanding at September 11, 1998

                Class B Common                  2,050,701
        -----------------------------     -----------------------
                    Class              Outstanding at September 11, 1998

                        PART I - FINANCIAL INFORMATION



                        ITEM 1.    FINANCIAL STATEMENTS

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS




Amounts in thousands                                     (Unaudited)
                                                           July 29,                 January 28,
                                                             1998                       1998
                                                     -----------------          -----------------
ASSETS

CURRENT ASSETS
     Cash                                                     $  1,074                   $  1,479
     Accounts receivable, net of allowance                           6                        109
     Inventories                                                 9,293                      8,568
     Prepaid expenses                                              822                        698
     Other current assets                                          510                        643
                                                     -----------------          -----------------

          Total current assets                                  11,705                     11,497

PROPERTY AND EQUIPMENT
     Buildings                                                  29,111                     28,562
     Equipment                                                  29,570                     25,510
     Vehicles                                                      198                        190
                                                     -----------------          -----------------
                                                                58,879                     54,262
Accumulated depreciation                                       (25,714)                   (23,440)
                                                     -----------------          -----------------

                                                                33,165                     30,822
Land                                                             7,224                      7,224
                                                     -----------------          -----------------
                                                                40,389                     38,046

OTHER ASSETS
     Other Property and Equipment                                7,032                      7,080
     Deposits on equipment                                         358                        303
     Loan costs                                                    116                        121
     Other                                                         225                        200
                                                     -----------------          -----------------
                                                                 7,731                      7,704
                                                     -----------------          -----------------

     Total assets                                             $ 59,825                   $ 57,247
                                                     =================          =================



                 See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS





Amounts in thousands                                      (Unaudited)
                                                         July 29, 1998            January 28, 1998
                                                       -----------------          ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term obligations                $  1,772                  $    459
     Accounts payable - trade                                      5,454                     5,849
     Workers' compensation and general liability
      insurance                                                      418                       636
     Accrued payroll and payroll taxes payable                       605                       640
     Sales taxes payable                                             133                        77
     Other accrued liabilities                                     1,131                       733
                                                       -----------------          ----------------

          Total current liabilities                                9,513                     8,394

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                  13,499                    13,359

CONVERTIBLE DEBT                                                  15,101                    13,043

OTHER NON-CURRENT LIABILITIES                                        500                       489

REDEEMABLE PREFERRED STOCK                                        10,508                    10,434

STOCKHOLDERS' EQUITY
     Common Stock - Class A                                       34,674                    34,674
     Common Stock - Class B                                        3,936                     3,936
     Additional Paid-in Capital                                    1,454                     1,527
     Accumulated deficit                                         (29,360)                  (28,609)
                                                       -----------------          ----------------
          Total stockholders' equity                              10,704                    11,528
                                                       -----------------          ----------------

          Total liabilities and stockholders' equity            $ 59,825                  $ 57,247
                                                       =================          ================


                 See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


Amounts in thousands, except per share data                   For the Thirteen Weeks Ended,
                                                    ------------------------------------------------
                                                         July 29, 1998             July 30, 1997
                                                    ----------------------    ----------------------
Net sales                                              $34,404      100.0%       $35,722      100.0%
Cost of goods sold                                      25,030       72.8%        27,313       76.5%
                                                       -------      -----        -------      -----
Gross profit                                             9,374       27.2%         8,409       23.5%

Operating expenses
     Direct store expenses                               5,490       16.0%         5,877       16.2%
     Selling, general & administrative expenses          3,548       10.3%         3,219        9.0%
     Depreciation and other amortization                   889        2.6%           813        2.3%
                                                       -------      -----        -------      -----
Total operating expenses                                 9,927       28.9%         9,909       27.7%

Operating loss                                            (553)      -1.6%        (1,500)      -4.2%

Interest expense                                          (600)      -1.7%          (519)      -1.5%
Other income                                               342        1.0%           301        0.8%
                                                       -------      -----        -------      -----

Pretax loss                                               (811)      -2.4%        (1,718)      -4.8%

Income taxes                                                 -                        22        0.1%
                                                       -------      -----        -------      -----

Net loss                                                  (811)      -2.4%        (1,696)      -4.8%

Provision for accretion of warrants                        (37)      -0.1%           (37)      -0.1%
                                                       -------      -----        -------      -----

Loss applicable to common shareholders                 $  (848)      -2.5%       $(1,733)      -4.9%
                                                       =======      =====        =======      =====
Net loss per common share
     Basic                                             $ (0.14)                  $ (0.28)
                                                       =======                   =======
     Diluted                                           $ (0.14)                  $ (0.28)
                                                       =======                   =======

                 See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


Amounts in thousands, except per share data                              For the Twenty-six Weeks Ended,
                                                             ----------------------------------------------------
                                                                  July 29, 1998                 July 30, 1997
                                                             ----------------------         ---------------------
Net sales                                                      $67,463       100.0%          $69,726       100.0%
Cost of goods sold                                              48,349        71.7%           52,383        75.1%
                                                               -------       -----           -------       -----

Gross profit                                                    19,114        28.3%           17,343        24.9%

Operating expenses
     Direct store expenses                                      10,800        16.0%           11,368        16.2%
     Selling, general &
      administrative expenses                                    6,618         9.8%            6,048         8.7%
     Depreciation and other
      amortization                                               1,927         2.9%            1,597         2.3%
                                                               -------       -----           -------       -----
Total operating expenses                                        19,345        28.7%           19,013        27.3%

Operating loss                                                    (231)       -0.3%           (1,670)       -2.4%

Interest expense                                                (1,197)       -1.8%           (1,182)       -1.7%
Other income                                                       677         1.0%            1,986         2.8%
                                                               -------       -----           -------       -----

Pretax loss                                                       (751)       -1.1%             (866)       -1.2%

Income taxes                                                         -           -                 -           -
                                                               -------       -----           -------       -----

Net loss                                                          (751)       -1.1%             (866)       -1.2%

Provision for accretion
 of warrants                                                       (74)       -0.1%              (74)       -0.1%
                                                               -------       -----           -------       -----

Loss applicable to
 common shareholders                                           $  (825)       -1.2%          $  (940)       -1.3%
                                                               =======       =====           =======       =====

Net loss per common share
     Basic                                                     $ (0.13)                      $ (0.15)
                                                               =======                       =======
     Diluted                                                   $ (0.13)                      $ (0.15)
                                                               =======                       =======




                 See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


Amounts in thousands, except per share data                 For the Twenty-six Weeks Ended,
                                                     -------------------------------------------

                                                        July 29, 1998              July 30, 1997
                                                     -------------------------------------------
Changes in Cash

Cash flows from operating activities:
     Net loss                                                  $  (751)                 $   (866)
     Adjustments to reconcile net loss
     to cash provided by operations:
          Depreciation and amortization                          2,263                     2,285
          Gain on sale of intellectual property                      -                    (1,422)
          Decrease in accounts receivables                         103                       112
          (Increase) decrease in inventories                      (725)                      385
          Increase in prepaid and deferred expenses               (124)                     (299)
          Increase in other current assets                         (18)                     (421)
          Decrease in accounts payable                            (395)                     (986)
          Increase in accrued liabilities                          427                       954
          Increase (decrease) in deferred revenue                  (72)                      500
                                                     -----------------          ----------------
          Net cash provided by operating activities                708                       242
Cash flows from investing activities:
     Capital expenditures, including capitalized
      interest                                                  (2,334)                   (1,148)
     Proceeds from sale of property and equipment                   37                         -
     Proceeds from sale of intellectual property,
      net of costs                                                   -                     1,422
     (Increase) decrease in notes receivable                        50                      (925)
                                                     -----------------          ----------------

          Net cash used in investing activities                 (2,247)                     (651)
Cash flows from financing activities:
     Proceeds from long-term debt, net of costs                      -                    11,560
     Line of credit                                                172                      (482)
     Principal payments on long-term obligations                (1,038)                  (12,367)
     Proceeds from issuance of convertible debt                  2,000                         -
     Proceeds from warrants                                          -                       994
                                                     -----------------          ----------------
          Net cash provided by (used in) financing
           activities                                            1,134                      (295)
                                                     -----------------          ----------------

Net decrease in cash                                              (405)                     (704)

Cash at beginning of period                                      1,479                     1,326
                                                     -----------------          ----------------

Cash at end of period                                          $ 1,074                  $    622
                                                     =================          ================

Supplemental Schedule of Noncash Investing and
 Financing
   Activities:                                                 $ 2,385                         -
     Capital leases


                 See accompanying notes to financial statements

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES


                         NOTES TO FINANCIAL STATEMENTS


                                 JULY 29, 1998




NOTE A - BASIS OF PRESENTATION:
-------------------------------

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of July 29, 1998 and the results of operations and cash flows for the twenty-six weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended January 28, 1998 included in the Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended July 29, 1998 are not necessarily indicative of the results for the entire 1999 fiscal year.



NOTE B - INVENTORIES:
---------------------

Inventories consist primarily of grocery items, which are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.

NOTE C - EARNINGS PER SHARE:
----------------------------

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


FOR THE THIRTEEN WEEKS ENDED:                        July 29, 1998      July 30, 1997
                                                     -------------      -------------
Numerator for basic net loss per common share
   - loss attributable to common stockholders        $        (848)     $      (1,733)
                                                     =============      =============
Denominator for basic net loss per common share
   - weighted average shares outstanding                     6,183              6,178
Effect of dilutive options and warrants                          -                  -
                                                     -------------      -------------
Denominator for diluted net loss per common share
   - adjusted weighted shares outstanding                    6,183              6,178
                                                     -------------      -------------

Basic net loss per share                             $       (0.14)     $       (0.28)
                                                     =============      =============

Diluted net loss per share                           $       (0.14)     $       (0.28)
                                                     =============      =============


FOR THE TWENTY-SIX WEEKS ENDED:                      July 29, 1998      July 30, 1997
                                                     -------------      -------------

Numerator for basic net loss per common share
   - loss attributable to common stockholders        $        (825)     $       (940)
                                                     =============      ============

Denominator for basic net loss per common share
   - weighted average shares outstanding                     6,183             6,173
Effect of dilutive options and warrants                          -                 -
                                                     -------------      ------------
Denominator for diluted net loss per common share
   adjusted weighted shares outstanding                      6,183             6,173
                                                     -------------      ------------

Basic net loss per share                             $       (0.13)     $      (0.15)
                                                     -------------      -------------

Diluted net loss per share                           $       (0.13)     $      (0.15)
                                                     =============      =============

NOTE D - RECLASSIFICATION:
-------------------------


Certain items have been reclassified in the presentation of the first twenty-six weeks of fiscal 1998 to conform with the presentation in the current period.




NOTE E - STOCK OPTIONS:
----------------------

During the quarter ended July 29, 1998, the following changes occurred in outstanding stock options:


                                        Shares   Exercised Price
                                       -------   ---------------

Options outstanding, April 29, 1998    512,635        $2.50-6.00
Options granted                         60,000        $2.50
Options cancelled                      (48,679)       $3.00-6.00
Options exercised                            -                 -
                                       -------        ----------

Options outstanding, July 29, 1998     523,956        $2.50-6.00
                                       -------        ----------

NOTE F - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------


The Financial Accounting Standards Board (FASB) has issued the following Statement of Financial Accounting Standards (SFAS):

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 requires companies to report information about an entity's different types of business activities and the different economic environments in which it operates, referred to as operating segments.

Additionally, the AICPA Accounting Standards Executive Committee has issued Statement of Position (SOP) 98-1, Costs of Software for Internal Use and Related Reengineering Costs, which is effective after December 15, 1998. SOP 98-1 segments an internal use software project into stages and the accounting is based on the stage in which the cost is incurred.

Management does not expect the adoption of the Statement of Financial Accounting Standard and SOP 98-1, referred to above, to have a material impact on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended July 29, 1998 compared to Thirteen Weeks Ended July 30,
1997.

  Net sales for the thirteen weeks ended July 29, 1998 (the "1999 Second Quarter") were approximately $34.4 million, compared to approximately $35.7 million for the thirteen weeks ended July 30, 1997 (the "1998 Second Quarter"). Comparable store sales decreased 6.9% for the 1999 Second Quarter as compared to the 1998 Second Quarter. This decrease is primarily the result of the unusual weather conditions from the ocean warming phenomenon known as "El Nino," which has adversely affected the availability, quality and cost of many produce items that make up a significant portion of the Company's sales volume. In addition, the Company's sales have been adversely affected by growing competition in the Atlanta area, combined with low price inflation and soft retail sales throughout the grocery industry.

  Gross profit for the 1999 Second Quarter increased to approximately $9.4 million or 27.2% of net sales, compared to approximately $8.4 million or 23.5% of net sales for the 1998 Second Quarter. This increase is primarily the result of the Company's continuing efforts to implement necessary technology in its stores in order to provide timely and accurate information to management. Gross margin has increased despite the negative impact El Nino has had on produce margins in general and the fact that labor costs in the Company's manufacturing and distribution areas were higher. Furthermore, gross margin was positively impacted by approximately 0.2% of net sales as a result of the Company no longer depreciating the bakery facility, which is being held for sale. The Company currently intends to move the bakery to the Alpharetta megastore during the 1999
Fourth Quarter.   In addition, the 1998 Second Quarter gross profit was
negatively impacted by the Company's efforts to reduce slow moving non-perishable inventory with markdowns and closeout pricing.

  Direct store expenses decreased to approximately $5.5 million, or 16.0% of net sales, during the 1999 Second Quarter compared to approximately $5.9 million, or 16.2% of net sales, during the 1998 Second Quarter. This decrease is primarily due to a decrease in labor and labor related expenses in an effort by the Company to improve operating efficiencies. In addition, the reduction in direct store expenses is directly related to a decrease in lease expenses resulting from the Company's purchase and refinancing of certain operating equipment pursuant to a capital lease structure, which equipment had previously been subject to operating leases. These expense reductions were partially offset by an increase in building rents, utilities and supplies related to the new and projected Harry's In A Hurry stores, including the fourth Harry's In A Hurry store, which opened in January 1998 in the Cobb County area of Atlanta.

  Selling, general and administrative expenses increased to approximately $3.6 million or 10.3% of net sales in the 1999 Second Quarter compared to approximately $3.2 million or 9.0% of net sales in the 1998 Second

Quarter. This increase in the 1999 Second Quarter is primarily a result of opening the third Harry's In A Hurry store, which opened in January 1998, and the three new Harry's In A Hurry stores scheduled to open through April 1999. Such increases include (1) higher labor and labor related expenses, (2) higher advertising costs and (3) higher general insurance expenses and taxes, all related to the projected new store openings. In addition, bank charges were higher due to the increase in customer usage of credit cards. These expenses were partially offset with lower (1) repairs and maintenance costs, (2) utility costs, (3) consultant's fees, (4) hiring costs and (5)legal and accounting fees, due to the Company's recent cost reduction efforts. Finally, reserves against receivables decreased as a result of a decrease in the Company's receivables during the 1999 Second Quarter.

  Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold), increased to approximately $0.9 million, or 2.6% of net sales, in the 1999 Second Quarter up from approximately $0.8 million, or 2.3% of net sales, in the 1998 Second Quarter. This increase resulted primarily from depreciation on new assets purchased during fiscal 1998 and fiscal 1999, including those items acquired for use at the third Harry's In A Hurry store. In addition, the Company has reclassified certain existing assets, which had previously been classified as operating leases, as a result of the Company's purchase and refinance, in accordance with a capital lease structure, of the residual values of such assets.

  Due to the reasons set forth above, during the 1999 Second Quarter, the Company's operations resulted in an operating loss of approximately $0.6 million or (1.6)% of net sales, as compared to an operating loss in the 1998 Second Quarter of approximately $1.5 million or (4.2)% of net sales.

  Interest expense increased to approximately $0.6 million or 1.7% of net sales in the 1999 Second Quarter compared to approximately $0.5 million or 1.5% of net sales in the 1998 Second Quarter. This increase is primarily the result of interest on an additional $2.0 million in convertible debt received May 5, 1998 from Progressive Food Concepts, Inc. ("PFCI"), a wholly owned subsidiary of Boston Chicken, Inc., in accordance with a prior agreement between the parties. In addition, interest on long term obligations resulting from the purchase and refinance, in accordance with a capital lease structure, of the residual value of certain assets previously recorded as operating leases contributed to the increase in interest expense.

  Other income slightly increased to approximately $0.34 million or 1.0% of net sales during the 1999 Second Quarter, from approximately $0.30 million or 0.8% of net sales in the 1998 Second Quarter. The increase is primarily due to approximately $0.05 million in income received from leasing a portion of the Company's distribution facility.

  For the 1999 Second Quarter, no income tax provision was necessary. During the quarter ended April 30, 1997, the Company established an income tax provision of approximately $0.02 million which, as a result of the net loss incurred during the 1998 Second Quarter, has been reversed for the 1998 Second Quarter. The Company has net operating loss carry forwards of approximately $24.0 million which may be applied against future earnings. Should the Company experience a change in ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the extent that the Company may apply such loss carry forwards may be limited.

  Primarily as a result of the expenses associated with the Harry's In A Hurry expansion program described above, the Company's operations incurred a net loss for the 1999 Second Quarter of approximately $0.9 million or $(.14) per common share, compared with a net loss of approximately $1.7 million or $(.28) per common share during the 1998 Second Quarter.

Twenty-Six Weeks Ended July 29, 1998 compared to Twenty-Six Weeks Ended July 30, 1997.

  Net sales for the twenty-six weeks ended July 29, 1998 (the "1999 Period") decreased to approximately $67.5 million from approximately $69.7 million for the twenty-six weeks ended July 30, 1997 (the "1998 Period"). On a comparable store basis, sales decreased 6.7%. This decrease is primarily the result of the unusual weather conditions from the ocean warming phenomenon known as "El Nino," which has adversely affected the availability, quality and cost of many produce items that make up a significant portion of the company's sales volume. In addition, the Company's sales have been adversely affected by growing competition in the Atlanta area combined with low price inflation and soft retail sales throughout the grocery industry.

  Gross profit for the 1999 Period increased to approximately $19.1 million or 28.3% from approximately $17.3 million or 24.9% in the 1998 Period. This increase is primarily the result of the Company's continuing efforts to implement necessary technology in its stores in order to provide timely and accurate information to management. Gross margin increased despite the negative impact El Nino has had on produce margins in general and the fact that labor costs in manufacturing and distribution were higher. Furthermore, gross margin was positively impacted by approximately 0.2% of net sales as a result of the Company no longer depreciating the bakery facility, which is being held for sale. The Company currently intends to move the bakery to the Alpharetta megastore during the 1999 Fourth Quarter. In addition, the 1998 Period gross profit was negatively impacted by the Company's efforts to reduce slow moving non-perishable inventory with markdowns and closeout pricing.

  Direct store expenses for the 1999 Period decreased to approximately $10.8 million, or 16.0% of net sales, from approximately $11.4 million, or 16.2% of net sales, for the 1998 Period. During the 1999 Period direct store expenses were lower as a result of lower labor and labor related expenses due to better labor controls, and lower lease expenses resulting from the Company's purchase and refinancing of certain equipment pursuant to a capital lease structure, which had previously been subject to operating leases. The expenses were partially offset by an increase in building rents, utility costs, and supplies primarily related to the new, and projected, Harry's In A Hurry stores.

  Selling, general and administrative expenses for the 1999 Period increased to approximately $6.6 million, or 9.8% of net sales, from approximately $6.0 million, or 8.7% of net sales, in the 1998 Period. The increase in the 1999 Period is primarily attributable to (1) higher labor and labor related expenses,
(2) higher advertising costs, and (3) higher general insurance expenses and taxes. Each of the aforementioned increased expenses were incurred directly as a result of opening the third Harry's In A Hurry store in January 1998 and the three new Harry's In A Hurry stores scheduled through April 1999. In addition, bank charges were higher due to an increase in customer usage of credit cards. These expenses were offset with lower (1) repairs and maintenance expenses, (2) utility costs, (3) consultant's fees, (4) hiring costs, and (5) legal and accounting fees, all as a result of the Company's recent cost reduction efforts. In addition, reserves against receivables decreased during the 1999 Period.

  Depreciation and amortization increased to approximately $1.9 million or 2.9% of net sales in the 1999 Period from approximately $1.6 million or 2.3% of net sales in the 1998 Period. This increase resulted primarily from depreciation on new assets purchased during fiscal 1998 and fiscal 1999, including those items acquired for use at the third Harry's In A Hurry store, which opened in January 1998. In addition, the Company has reclassified certain existing assets, which had previously been classified as operating leases, as a result of the Company's purchase and refinance, in accordance with a capital lease structure, of the residual values of such assets.

  Due to the reasons set forth above, the Company's operations during the 1999 Period resulted in an operating loss of $0.2 million or (0.3)% of net sales as compared to an operating loss in the 1998 Period of $1.7 million or (2.4)%.

  Interest expense increased slightly to approximately $1.20 million, or 1.8% of net sales, in the 1999 Period from approximately $1.18 million, or 1.7% of net sales, in the 1998 Period. This increase is primarily attributable to interest on an additional $2.0 million of convertible debt received May 5, 1998 from PFCI, as well as additional interest on long term obligations resulting from the purchase and refinance, in accordance with a capital lease structure, of the residual value of certain assets previously recorded as operating leases.

  Other income in the 1999 Period decreased to approximately $0.7 million or 1.0% of net sales compared to approximately $2.0 million or 2.8% of net sales in 1998 Period. The 1998 Period included the recognition of the sale of certain of the Company's intellectual property, net of expenses, in the amount of approximately $1.4 million to PFCI. The 1999 Period includes approximately $0.1 million from leasing a portion of the Company's distribution facility.

  As a result of the above, the Company's operations for the 1999 Period incurred a net loss of approximately $0.8 million or ($.13) per common share, compared with a net loss of approximately $0.9 million or ($.15) per common share, for the 1998 Period. For the 1999 Period, this loss is primarily a result of costs associated with the Harry's In A Hurry expansion program. In addition, partially offsetting the net loss in the 1998 Period was a one-time recognition of approximately $1.4 million from the sale of certain of the Company's intellectual property, net of expenses, to PFCI.

LIQUIDITY AND CAPITAL RESOURCES

  During the 1999 Period, the Company's operating activities provided approximately $0.7 million in cash. The Company invested approximately $2.3 million in capital expenditures during the 1999 Period. Additionally, the Company borrowed approximately $0.2 million on its line of credit and paid approximately $1.0 million on its long term obligations. The Company also received approximately $2.0 million in additional convertible debt proceeds. As a result, net cash during the 1999 Period decreased by approximately $0.4 million resulting in a cash balance at the end of the 1999 Period of approximately $1.1 million. At the end of the 1999 Period, the Company had available approximately $1.6 million in additional borrowing capacity under its bank line of credit facility and $2.0 million, due to the Company in November 1998, under the development loan facility with PFCI (the "Development Loan").

  Cash used by investing activities in the 1999 Period was approximately $2.3 million. Investing activities consisted primarily of capital expenditures for property and equipment relating to stores, manufacturing facilities and general corporate infrastructure. During the 1999 Period, the Company used approximately $0.2 million on computer hardware to improve current information systems, approximately $0.4 million on computer software to improve the Company's codification of its manufacturing processes, as well as financial management information systems, and approximately $1.7 million for floor equipment, building improvements and leasehold improvements for use at the stores and manufacturing facilities. Of the $1.7 million, leasehold improvements and equipment totaling $1.1 million have been utilized towards the Harry's In A Hurry store that opened in January 1998 and the newest Harry's In A Hurry store scheduled to open in September 1998 in Dunwoody, Georgia. Total capital expenditures were approximately $2.3 million. Total cash used by investing activities was approximately $2.3 million.

  Cash provided by financing activities in the 1999 Period was approximately $1.1 million. Financing activities consisted of approximately $2.0 million in proceeds from convertible debt, approximately $1.0 million in principal payments on long term obligations and approximately $0.2 million in borrowings on the Company's line of credit. At the end of the 1999 Period, the Company had approximately $1.6 million left on the bank line of credit facility and $2.0 million, due to the Company in November 1998, under the Development Loan facility. Cash at the end of the 1999 Period was approximately $1.1 million.

  To increase liquidity, the Company continues to seek purchaser(s)/leasee(s) for the unused portion of the distribution facility, as well as the remaining outparcel at the Gwinnett County megastore property.

  The Company's working capital position in the 1999 Period was approximately $2.2 million as compared to approximately $3.1 million at the end of the fiscal year ended January 29, 1998. The decrease in working capital is primarily a result of the Company's purchase and refinance, to a capital lease structure, of the residual values under certain operating leases, which has caused an increase in current maturities on long term debt of approximately $1.3 million. Additionally, inventory increased by approximately $0.7 million while accounts payable decreased by approximately $0.4 million. The Company has a line of credit and term loan agreement with Creditanstalt Corporate Finance, Inc., formerly known as Creditanstalt-Bankverein, ("Creditanstalt") that allows borrowing up to $12.0 million bearing interest at Libor plus 3.5% or prime plus 1.5% which matures on January 29, 2000. The average outstanding borrowings during the 1999 Period was approximately $9.4 million. The weighted average interest rate during the 1999 Period was approximately 9.61%. The maximum borrowings outstanding at any month end during the 1999 Period totaled approximately $10.4 million. The line of credit and term loan is collaterallized by substantially all assets of the Company. The total amount drawn at July 29, 1998 was approximately $10.4 million. The total amount available at July 29, 1999 was approximately $1.6 million.

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

YEAR 2000

  The Company has performed an analysis and is modifying its computer hardware and software to address year 2000 issues. The Company is also contacting its banks and major suppliers to determine the extent to which the Company may be vulnerable to third party year 2000 issues. Based on current information, management believes that all hardware and software modifications necessary to operate and effectively manage the Company will be performed by the year 2000 and that related costs will not have a material impact on the results of operations, cash flow or financial condition of future periods, with the exception of approximately $1.1 million for certain front-end register systems.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, changes in state or federal legislation or regulation, inability to develop new stores as planned, stability of product costs, unavailability of anticipated financings and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.


  On June 17, 1998, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders of the Company voted on the following matter:

  Election of the following individuals, which constitute the entire Board of Directors, as directors of the Company for a term of one year, with votes cast as set forth below:


Nominee               Votes For:  Votes Against:
--------------------  ----------  --------------

Harry A. Blazer       24,031,421         100,446
John D. Branch        24,040,477          91,390
Robert C. Glustrom    24,040,696          91,171
William J. Horvath    24,041,327          90,540

Item 6.  Exhibits and Reports on Form 8-K


         A. No exhibits are filed with this report.


         B. No reports on Form 8-K were filed during the quarter ended July 29, 1998.

                                  SIGNATURES
                                  ----------



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HARRY'S FARMERS MARKET, INC.





Dated: September 10, 1998        By: /s/Harry A. Blazer
       ------------------            ------------------
                                 HARRY A. BLAZER
                                 Chairman, President and Chief Executive Officer
                                 (principal executive officer)



Dated: September 10, 1998        By: /s/Harold C. Weissman
       -------------------           ----------------------
                                 HAROLD C. WEISSMAN
                                 Treasurer and Chief Financial Officer
                                 (principal financial and accounting officer)