Form 10-Q
period 1998-10-28
HARRYS FARMERS MARKET INC
filed 1998-12-14
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                          Commission File Number
   October 28, 1998                                          0-21486



                        HARRY'S FARMERS MARKET, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



            Georgia                                      58-2037452
-------------------------------                 ----------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)


1180 Upper Hembree Road, Roswell, Georgia                          30076
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number, Including Area Code:  (770) 667-8878
                                                   --------------------------
                                      N/A
-----------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes          X              No
         ----------------------        ----------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Class A Common                              4,132,257
---------------------------------    --------------------------------
          Class                      Outstanding at December 10, 1998

      Class B Common                              2,050,701
---------------------------------    --------------------------------
          Class                      Outstanding at December 10, 1998

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                                                     (Unaudited)
                                                                         October 28,              January 28,
                                                                            1998                      1998
                                                                   --------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash                                                                     $ 999                   $ 1,479
    Accounts receivable, net of allowance                                       73                        89
    Inventories                                                              8,113                     8,568
    Prepaid expenses                                                           606                       698
    Other current assets                                                       671                       663
                                                                   ----------------         -----------------

       Total current assets                                                 10,462                    11,497

PROPERTY AND EQUIPMENT
    Buildings                                                               29,841                    28,562
    Equipment                                                               29,618                    25,510
    Vehicles                                                                   185                       190
                                                                   ----------------         -----------------
                                                                            59,644                    54,262
    Accumulated depreciation                                               (26,831)                  (23,440)
                                                                   ----------------         -----------------
                                                                            32,813                    30,822
    Land                                                                     7,224                     7,224
                                                                   ----------------         -----------------
                                                                            40,037                    38,046

OTHER ASSETS
    Other Property and Equipment                                             6,986                     7,080
    Deposits on equipment                                                      310                       303
    Loan costs                                                                 113                       121
    Other                                                                      225                       200
                                                                   ----------------         -----------------
                                                                             7,634                     7,704
                                                                   ----------------         -----------------

    Total assets                                                           $58,133                   $57,247
                                                                   ================         =================

          See accompanying notes to financial statements.

                 Harry's Farmers Market, Inc. and Subsidiaries


                          Consolidated Balance Sheets



Amounts in thousands                                                            (Unaudited)
                                                                                 October 28,               January 28,
                                                                                    1998                     1998
                                                                             ------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term obligations                                      $  1,647                 $    447
    Accounts payable -- trade                                                           6,149                    5,849
    Workers' compensation and general liability insurance                                 436                      636
    Accrued payroll and payroll taxes payable                                             601                      640
    Sales taxes payable                                                                    48                       77
    Other accrued liabilities                                                             729                      745
                                                                             -----------------         ----------------
       Total current liabilities                                                        9,610                    8,394

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                       13,207                   13,359

CONVERTIBLE DEBT                                                                       15,131                   13,043

OTHER NON-CURRENT LIABILITIES                                                             523                      489

REDEEMABLE PREFERRED STOCK                                                             10,545                   10,434

STOCKHOLDERS' EQUITY
    Common Stock - Class A                                                             34,674                   34,674
    Common Stock - Class B                                                              3,936                    3,936
    Additional Paid-in Capital                                                          1,417                    1,527
    Accumulated deficit                                                               (30,910)                 (28,609)
                                                                             -----------------         ----------------
          Total stockholders' equity                                                    9,117                   11,528
                                                                             -----------------         ----------------


          Total liabilities and stockholders' equity                                 $ 58,133                 $ 57,247
                                                                             =================         ================


          See accompanying notes to financial statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statement of Operations

                                  (Unaudited)


Amounts in thousands, except per share data
                                                                     For the Thirteen Weeks Ended,
                                                  ------------------------------------------------------------------
                                                          October 28, 1998                    October 29, 1997
                                                  ------------------------------------------------------------------
Net sales                                          $   31,925           100.0 %               32,634      100.0 %
Cost of goods sold                                     23,189            72.6 %               23,944       73.4 %
                                                    ----------       ----------            ----------  ----------

Gross profit                                            8,736            27.4 %                8,690       26.6 %

Operating expenses
      Direct store expenses                             5,584            17.5 %                5,603       17.2 %
      Selling, general & administrative expenses        3,360            10.5 %                3,360       10.3 %
      Depreciation and other amortization               1,056             3.3 %                  850        2.6 %
      Loss on impairment of asset                           -             0.0 %                2,868        8.8 %
                                                    ----------       ----------            ----------  ----------

Total operating expenses                               10,000            31.3 %               12,681       38.9 %

Operating loss                                         (1,264)           (4.0)%               (3,991)     (12.2)%

Interest expense                                          591             1.9 %                  532        1.6 %
Other income                                             (305)           (1.0)%                 (283)      (0.9)%
Loss on writedown of note receivable                        -             0.0 %                  750        2.3 %
                                                    ----------       ----------            ----------    --------

Pretax loss                                            (1,550)           (4.9)%               (4,990)     (15.3)%

Income taxes                                                -             0.0 %                    -        0.0 %
                                                    ----------       ----------            ----------    --------

Net loss                                               (1,550)           (4.9)%               (4,990)     (15.3)%

Provision for accretion of warrants                       (37)           (0.1)%                  (37)      (0.1)%
                                                    ----------       ----------            ----------    ---------

Loss applicable to common shareholders            $    (1,587)           (5.0)%            $  (5,027)     (15.4)%
                                                  ============       ==========            ==========    ========

Net loss per common share
      Basic                                       $     (0.26)                             $   (0.81)
                                                  ============                             ==========
      Diluted                                     $     (0.26)                             $   (0.81)
                                                  ============                             ==========


      See accompanying notes to financial statements.

                 Harry's Farmers Market, Inc. and Subsidiaries


                     Consolidated Statement of Operations

                                                              (Unaudited)
Amounts in thousands, except per share data
                                                                                  For the Thirty-nine Weeks Ended,
                                                              ----------------------------------------------------------------------
                                                                    October 28, 1998                            October 29, 1997
                                                               ---------------------------------------------------------------------
Net sales                                                          $99,388      100.0 %                      $102,360       100.0 %
Cost of goods sold                                                  71,538       72.0 %                        76,325        74.6 %
                                                               -----------------------------              --------------------------
Gross profit                                                        27,850       28.0 %                        26,035        25.4 %

Operating expenses
      Direct store expenses                                         16,384       16.5 %                        16,972        16.2 %
      Selling, general & administrative expenses                     9,978       10.0 %                         9,244         9.0 %
      Depreciation and other amortization                            2,983        3.0 %                         2,447         2.4 %
      Loss on impairment of asset                                       --        0.0 %                         2,868         2.8 %
                                                               -----------------------------              --------------------------
Total operating expenses                                            29,345       29.5 %                        31,531        30.8 %

Operating loss                                                      (1,495)      (1.5)%                        (5,496)       (5.4)%

Interest expense                                                     1,788        1.8 %                         1,713         1.7 %
Other income                                                          (982)      (1.0)%                        (2,268)       (2.2)%
Loss on writedown of note receivable                                    --        0.0 %                           914         0.9 %
                                                               -----------------------------              --------------------------
Pretax loss                                                         (2,301)      (2.3)%                        (5,855)       (5.7)%

Income taxes                                                            --                                        --          0.0 %
                                                               -----------------------------              --------------------------
Net loss                                                            (2,301)      (2.3)%                        (5,855)       (5.7)%

Provision for accretion of warrants                                   (111)      (0.1)%                          (111)       (0.1)%
                                                               -----------------------------              --------------------------
Loss applicable to common shareholders                            $ (2,412)      (2.4)%                      $ (5,966)       (5.8)%
                                                               =============================              ==========================
Net loss per common share
      Basic                                                       $  (0.39)                                  $  (0.97)
                                                               ==================                         =================
      Diluted                                                     $  (0.39)                                  $  (0.97)
                                                               ==================                         =================

      See accompanying notes to financial statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


Amounts in thousands                                                          For the Thirty-nine Weeks Ended,
                                                                 ------------------------------------------------------------
                                                                       October 28, 1998                October 29, 1997
                                                                 -------------------------------------------------------------
Changes in Cash

Cash flows from operating activities:
     Net loss                                                           $(2,301)                      $(5,855)
     Adjustments to reconcile net loss
       to cash provided by (used in) operations:
          Depreciation and amortization                                   3,539                         3,480
          Loss on impairment of assets                                        0                         2,868
          Gain on sale of intellectual property                               0                        (1,422)
          Loss on writedown of notes receivable                              63                           914
          Decrease in accounts receivable                                    36                            49
          Decrease in inventories                                             5                           193
          (Increase) decrease in prepaid and deferred expenses               92                          (155)
          (Increase) decrease in other assets                               157                          (688)
          Increase (decrease) in accounts payable                           300                        (1,097)
          Increase (decrease) in accrued liabilities                        (52)                          322
          Increase (decrease) in deferred revenue                          (109)                          425
                                                                 ---------------               ----------------
          Net cash provided by (used in) operating activities             1,730                          (966)

Cash flows from investing activities:
     Capital expenditures, including capitalized interest                (3,053)                       (1,889)
     Proceeds from sale of property and equipment                            37                             -
     Proceeds from sale of intellectual property, net of costs                -                         1,422
     (Increase) decrease in notes receivable                                 76                        (1,087)
                                                                 ---------------               ---------------
          Net cash used in investing activities                          (2,940)                       (1,554)

Cash flows from financing activities:
     Line of credit                                                         (46)                           18
     Principal payments on long-term obligations                         (1,224)                      (12,481)
     Proceeds from issuance of convertible debt                           2,000                        13,060
     Proceeds from warrants                                                  -                            994
                                                                 ---------------               ---------------
          Net cash provided by financing activities                         730                         1,591
                                                                 ---------------               ---------------
Net decrease in cash                                                       (480)                         (929)

Cash at beginning of period                                               1,479                         1,326
                                                                 ---------------               ---------------
Cash at end of period                                                   $   999                       $   397
                                                                 ===============               ===============


Supplemental Schedule of Noncash Investing and Financing Activities:
     Capital leases                                                     $ 2,385                            -


              See accompanying notes to financial statements.

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 28, 1998


NOTE A - BASIS OF PRESENTATION:
-------------------------------

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of October 28, 1998 and the results of operations and cash flows for the thirty-nine weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended January 28, 1998 included in the Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended October 28, 1998 are not necessarily indicative of the results for the entire 1999 fiscal year.



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

FOR THE THIRTEEN WEEKS ENDED:                            October 28 1998    October 29, 1997
                                                         ---------------    ----------------
Numerator for basic net loss per common share
     - income attributable to common stockholders            $ (1,587)           $(5,027)
                                                             ========            =======

Denominator for basic net loss per common share
     - weighted average shares outstanding                      6,183              6,183
Effect of dilutive options and warrants                            -                  -
                                                              -------            -------
Denominator for diluted net loss per common share
     - adjusted weighted shares outstanding                     6,183              6,183
                                                              -------            -------

Basic net loss per share                                      $ (0.26)           $ (0.81)
                                                              =======            =======


Diluted net loss per share                                    $ (0.26)           $ (0.81)
                                                              =======            =======


FOR THE THIRTY-NINE WEEKS ENDED:                         October 28, 1998   October 29, 1997
                                                         ----------------   ----------------

Numerator for basic net loss per common share
     - income attributable to common stockholders             $(2,412)           $(5,966)
                                                              =======            =======

Denominator for basic net loss per common share
     - weighted average shares outstanding                      6,183              6,183
Effect of dilutive options and warrants                             -                  -
                                                              -------            -------
Denominator for diluted net loss per common share
     - adjusted weighted shares outstanding                     6,183              6,183
                                                              -------            -------

Basic net loss per share                                       $ (0.39)          $  (0.97)
                                                               =======           ========

Diluted net loss per share                                     $ (0.39)          $  (0.97)
                                                               =======           ========

NOTE D - RECLASSIFICATION
-------------------------

Certain items have been reclassified in the presentation of the first thirty-nine weeks of fiscal 1998 to conform with the presentation in the current period.

NOTE E - STOCK OPTIONS:
----------------------

During the quarter ended October 28, 1998, the following changes occurred in outstanding stock options:

                                         Shares      Exercised Price
                                         -------     ---------------

Options outstanding, July 29, 1998       523,956       $2.50-6.00
Options granted                               --               --
Options cancelled                             --               --
Options exercised                             --               --
                                         -------       ----------

Options outstanding, October 28, 1998    523,956       $2.50-6.00
                                         -------       ----------

NOTE E - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended October 28, 1998 compared to Thirteen Weeks Ended October 29, 1997.

  Net sales for the thirteen weeks ended October 28, 1998 (the "1999 Third Quarter") were approximately $31.9 million, compared to approximately $32.6 million for the thirteen weeks ended October 29, 1997 (the "1998 Third Quarter"). Included in the 1999 Third Quarter sales are sales from the two Harry's In A Hurry stores which were opened subsequent to the 1998 Third Quarter. Comparable store sales decreased 7.7% for the 1999 Third Quarter as compared to the 1998 Third Quarter. Notwithstanding the aforementioned, October 1998 was the first month since December 1997 that the Company has seen an increase in the Company's overall sales as compared with the same month in the prior year. While management can only speculate as to the cause of the decline in overall sales in the 1999 Third Quarter as compared to the 1998 Third Quarter, it is the Company's belief that the primary reason for such decline is attributed to a decline in sales at the megastores, which offset any gains received from the Akers Mill and Dunwoody Harry's In A Hurry stores, which opened in January 1998 and September 1998, respectively. However, while such results are not necessarily indicative of future earnings, during the month of October 1998, with the opening of the Dunwoody Harry's In A Hurry store on September 19, 1998, the Company has finally seen positive Company-wide revenue growth. Management believes the decline in sales at the megastores can be attributed to increased drive times due to increased traffic congestion in metropolitan Atlanta, a consumer trend which values convenience and accessibility more highly everyday and an increased number of supermarkets and restaurants that provide a more accessible alternative for the consumer.

  Gross profit for the 1999 Third Quarter increased to approximately $8.74 million or 27.4% of net sales compared to approximately $8.69 million or 26.6% of net sales for the 1998 Third Quarter. This increase is primarily the result of the Company's continuing efforts to improve operating efficiency through the implementation of necessary technology in each of its stores in order to provide timely and accurate information to management. Furthermore, gross margin during the 1999 Third Quarter was positively impacted by approximately 0.4% of net sales as a result of the Company no longer depreciating the bakery facility, which is being held for sale. The Company currently intends to move the bakery to the Alpharetta megastore during the quarter ending January 27, 1999, which will likely result in higher operating expenses during such period.

  Direct store expenses slightly decreased to approximately $5.58 million during the 1999 Third Quarter compared to approximately $5.60 million during the 1998 Third Quarter. This decrease is primarily due to a decrease in labor and labor related expenses in an effort by the Company to improve operating efficiencies. In addition, the reduction in direct store expenses is directly related to a decrease in lease expenses resulting from the Company's purchase and refinancing of certain operating leases. These expense reductions were partially offset by an increase in building rents, utilities and supplies related to the new Harry's In A Hurry stores. As a result of the decrease in the 1999 Third Quarter sales as compared to the 1998 Third Quarter sales, direct store expenses as a percentage of net sales slightly increased to 17.5% as compared to 17.2% of net sales during the 1998 Third Quarter.

  Selling, general and administrative expenses remained unchanged at approximately $3.4 million for the 1999 Third Quarter as compared to the 1998 Third Quarter. While certain expenses, including wages and benefits and general sales taxes were higher during the 1999 Third Quarter, such increases were offset by decreases in advertising expenses, consulting fees and other professional expenses and overall building rents. As a result of the decrease in the 1999 Third Quarter sales as compared to the 1998 Third Quarter sales, selling, general and administrative expenses as a percentage of net sales increased to 10.5% as compared to 10.3% of net sales for the 1998 Third Quarter.

  Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold), increased to approximately $1.1 million, or 3.3% of net sales, in the 1999 Third Quarter up from approximately $0.9 million, or 2.6% of net sales, in the 1998 Third Quarter. This increase resulted primarily from depreciation on new assets purchased during fiscal 1999. In addition, as a result of the Company's purchase and refinance, in accordance with a capital lease structure, of the residual values of certain existing assets, the Company has reclassified such assets, and is now depreciating them. Such assets had previously been classified as operating leases.

  During the 1998 Third Quarter, in connection with the diminished use by the Company of its bakery and distribution center, which resulted in the current relocation efforts of the bakery to the Alpharetta megastore, the Company recorded a loss on the impairment of such facility of approximately $2.9 million or 8.8% of net sales. The book value of such property has been adjusted to reflect the approximate amount the Company anticipates receiving upon its sale.

  Due to the reasons set forth above, during the 1999 Third Quarter the Company's operations resulted in an operating loss of approximately $1.3 million or (4.0)% of net sales as compared to an operating loss in the 1998 Third Quarter of approximately $4.0 million or (12.2)% of net sales.

  Interest expense increased to approximately $0.6 million or 1.9% of net sales in the 1999 Third Quarter compared to approximately $0.5 million or 1.6% of net sales in the 1998 Third Quarter. This increase is primarily the result of interest on an additional $2.0 million in convertible debt received May 5, 1998 from Progressive Food Concepts, Inc. ("PFCI"), a wholly owned subsidiary of Boston Chicken, Inc.("BCI"), in accordance with a prior agreement between the parties. In addition, interest on long term obligations resulting from the purchase and refinance, in accordance with a capital lease structure, of the residual value of certain assets previously recorded as operating leases, contributed to the increase in interest expense.

     Other income slightly increased to approximately $0.31 million or 1.0% of net sales, from approximately $0.28 million or 0.9% of net sales in the 1998 Third Quarter. The increase is primarily due to approximately $0.05 million in income received from leasing a portion of the Company's distribution facility.

     During the 1998 Third Quarter, the Company wrote down its notes receivable by approximately $0.8 million or 2.3% of net sales to cover losses in connection with a note from its principal supplier of premium quality tomatoes. No such material adjustment was made during the 1999 Third Quarter.

     For the 1999 and 1998 Third Quarter, no income tax provision was necessary. The Company has net operating loss carry forwards of approximately $28.0 million which may be applied against future earnings. Should the Company experience a change in ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the extent that the Company may apply such loss carry forwards may be limited.

     Primarily as a result of the expenses associated with the Harry's In A Hurry expansion program and, to a lesser extent, the expenses related to the efforts to improve operating efficiencies, the Company's operations incurred a net loss for the 1999 Third Quarter of approximately $1.6 million or $(.26) per common share, compared with a net loss of approximately $5.0 million or $(.81) per common share during the 1998 Third Quarter.


Thirty-nine Weeks Ended October 28, 1998 compared to Thirty-nine Weeks Ended October 29, 1997.

     Net sales for the thirty-nine weeks ended October 28, 1998 (the "1999 Period") decreased to approximately $99.4 million from approximately $102.4 million for the thirty-nine weeks ended october 29, 1997 (the "1998 Period"). Included in the 1999 Period sales are sales from the two Harry's In A Hurry stores which were opened subsequent to the 1998 Period. On a comparable store basis, sales decreased 7.0%. Notwithstanding the aforementioned, October 1998 was the first month since December 1997 that the Company has seen an increase in the Company's overall sales as compared with the same month in the prior year. While management can only speculate as to the cause of the decline in overall sales in the 1999 Period as compared to the 1998 Period, it is the Company's belief that the primary reason for such decline is attributed to a decline in sales at the megastores, which offset any gains received from the Akers Mill and Dunwoody Harry's In A Hurry stores, which opened in January 1998 and September 1998, respectively. However, while such results are not necessarily indicative of future earnings, during the month of October 1998, with the opening of the Dunwoody Harry's In A Hurry store on September 19, 1998, the Company has finally seen positive Company-wide revenue growth. Management believes the decline in sales at the megastores can be attributed to increased drive times due to increased traffic congestion in metropolitan Atlanta, a consumer trend which values convenience and accessibility more highly everyday and an increased number of supermarkets and restaurants that provide a more accessible alternative for the consumer.

     Gross profit for the 1999 Period increased to approximately $27.9 million or 28.0% from approximately $26.0 million or 25.4% in the 1998 Period. This increase is primarily the result of the company's continuing efforts to implement the necessary technology in its stores in order to provide timely and accurate information to management. Gross margin increased despite the previous negative impact El Nino has had on produce margins in general. Furthermore, gross margin was positively impacted by approximately 0.4% of net sales as a result of the Company no longer depreciating the bakery facility, which is being held for sale. The Company currently intends to move the bakery to the Alpharetta megastore during the quarter ending January 27, 1999. In addition, the 1998 Period gross profit was negatively impacted by the Company's efforts to reduce slow moving non-perishable inventory with markdowns and close-out pricing.

     Direct store expenses for the 1999 Period decreased to approximately $16.4 million from approximately $17.0 million for the 1998 Period. During the 1999 Period direct store expenses were lower as a result of overall lower labor and labor related expenses due to better labor controls, and lower lease expenses as a result of the Company's purchase and refinancing of certain equipment pursuant to a capital lease structure, which had previously been subject to operating leases. The expenses were partially offset by an increase in building rents, utility costs and supplies related primarily to the new, and projected, Harry's in a Hurry stores. As a result of the decrease in the 1999 Period sales as compared to the 1998 Period sales, direct store expenses as a percentage of net sales increased slightly to 16.5% as compared to 16.2% of net sales from the 1998 Period.

     Selling, general and administrative expenses for the 1999 Period increased to approximately $10.0 million or 10.0% of net sales, from approximately $9.2 million or 9.0% of net sales, in the 1998 Period. The increase in the 1999 Period is primarily attributable to higher (1) labor and labor related expenses,
(2) advertising costs (3) sales taxes and (4) general insurance expenses.. Each of the aforementioned increased expenses were incurred directly as a result of opening the additional Harry's in a Hurry stores throughout fiscal 1999. In addition, bank charges were higher due to an increase in customer usage of credit cards. These expenses were offset with lower (1) repairs and maintenance expenses, (2) utility costs, (3) consultant's fees, (4) hiring costs and (5) legal and accounting fees, all as a result of the Company's cost reduction efforts. In addition, reserves against receivables decreased during the 1999 Period.

     Depreciation and amortization increased to approximately $3.0 million or 3.0% of net sales in the 1999 Period from approximately $2.4 million or 2.4% of net sales in the 1998 Period. This increase resulted primarily from depreciation on new assets purchased predominately for the Harry's In A Hurry stores. In addition, the Company has reclassified certain existing assets, and is depreciating such assets, which had previously been classified as operating leases, as a result of the Company's purchase and refinance, in accordance with a capital lease structure, of the residual values of such assets.

     During the 1998 Third Quarter, in connection with the Company's diminished use of the facility at its bakery and distribution center, the Company recorded a loss on the impairment of such facility of approximately $2.9 million or 2.8% of net sales. The book value of the asset has been adjusted to reflect the approximate amount the Company anticipates receiving upon its sale.

     Due to the reasons set forth above, the Company's operations during the 1999 Period resulted in an operating loss of approximately $1.5 million or (1.5)% of net sales as compared to an operating loss in the 1998 Period of approximately $5.5 million or (5.4)%.

     Interest expense increased slightly to approximately $1.79 million or 1.8% of net sales, in the 1999 Period from approximately $1.71 million, or 1.7% of net sales in the 1998 Period. This increase is primarily attributable to interest on an additional $2.0 million of convertible debt received May 5, 1998 from PFCI, as well as additional interest on long term obligations resulting from the purchase and refinance, in accordance with a capital lease structure, of the residual value of certain assets previously recorded as operating leases.

     Other income in the 1999 Period decreased to approximately $1.0 million or 1.0% of net sales compared to approximately $2.3 million or 2.2% of net sales in 1998 Period. The 1998 Period included the recognition of the sale of certain of the Company's intellectual property, net of expenses, in the amount of approximately $1.4 million to PFCI. The 1999 Period includes approximately $0.2 million from leasing a portion of the Company's distribution facility.

     During the 1998 Period, the Company wrote down its notes receivable by approximately $0.9 million or 0.9% of net sales to cover losses in connection with a note from its principal supplier of premium quality tomatoes.

     As a result of the above, the Company's operations for the 1999 Period incurred a net loss of approximately $2.4 million or ($.39) per common share, compared with a net loss of approximately $6.0 million or ($.97) per common share, for the 1998 Period. For the 1999 Period, this loss is primarily a result of costs associated with the Harry's In A Hurry expansion program.

LIQUIDITY AND CAPITAL RESOURCES

     During the 1999 Period, the Company's operating activities provided approximately $1.7 million in cash. The Company invested approximately $3.1 million in capital expenditures during the 1999 Period. Additionally, the Company paid approximately $0.05 million on its line of credit and approximately $1.2 million on its long term obligations. The Company also received approximately $2.0 million in additional convertible debt proceeds. As a result, net cash during the 1999 Period decreased by approximately $0.5 million resulting in a cash balance at the end of the 1999 Period of approximately $1.0 million. At the end of the 1999 Period, the Company had available approximately $1.5 million in additional borrowing capacity under its bank line of credit facility.

     Cash used by investing activities in the 1999 Period was approximately $2.9 million. Investing activities consisted primarily of capital expenditures for property and equipment relating to stores, manufacturing facilities and general corporate infrastructure. During the 1999 Period, the Company used approximately $0.3 million on computer hardware to improve current information systems, approximately $0.4 million on computer software to improve the Company's codification of its manufacturing processes, as well as financial management information systems, and approximately $2.4 million for floor equipment, building improvements and leasehold improvements at the stores and manufacturing facilities. Of the $2.4 million, leasehold improvements and equipment totaling $1.6 million have been utilized towards the two Harry's in a Hurry stores that opened in January and September 1998. In addition, during the 1999 Period, approximately $0.1 million was expended for the fifth Harry's In A Hurry store, which opened in the Virginia Highland area of Atlanta in December 1998. Total capital expenditures were approximately $3.1 million. Total cash used by investing activities was approximately $2.9 million.

     Cash provided by financing activities in the 1999 Period was approximately $0.7 million. Financing activities consisted of approximately $2.0 million in proceeds from convertible debt, approximately $1.2 million in principal payments on long term obligations and approximately $0.05 million in payments on the Company's line of credit. At the end of the 1999 Period, the Company had approximately $1.5 million available on its bank line of credit facility.

     To increase liquidity, the Company continues to seek purchaser(s)/leasee(s) for the unused portion of the distribution and bakery facility, as well as the remaining outparcel at the Gwinnett County megastore property.

     The Company's working capital position in the 1999 Period was approximately $0.9 million as compared to approximately $3.1 million at the end of the fiscal year ended January 29, 1998. The decrease in working capital is primarily a result of the Company's purchase and refinance, to a capital lease structure, of the residual values under certain operating leases, which has caused an increase in current maturities on long term debt of approximately $1.3 million. Additionally, inventory decreased by approximately $0.5 million while accounts payable increased by approximately $0.3 million. The Company has a line of credit and term loan agreement with Bank Austria, Creditanstalt Corporate Finance, Inc., formally known as Creditanstalt-Bankverein, that allows borrowing up to $12.0 million bearing interest at Libor plus 3.5% or prime plus 1.5% which matures on January 29, 2000. The average outstanding borrowings during the 1999 Period was approximately $9.6 million. The weighted average interest rate during the 1999 Period was approximately 9.58%. The maximum borrowings outstanding at any month end during the 1999 Period totaled approximately $10.9 million. The line of credit and term loan is collaterallized by substantially all assets of the Company. The total amount drawn at October 28, 1998 was approximately $10.5 million. The total amount available at October 28, 1998 was approximately $1.5 million.

     During the 1999 Third Quarter, the Company was informed that PFCI did not intend to fund the remaining $2.0 million due to the Company in November 1998 under the development loan facility with PFCI. In October 1998, PFCI filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The Company is currently evaluating all options at its disposal to address this matter.

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

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: general economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, changes in state or federal legislation or regulation, inability to develop new stores as planned, stability of product costs, unavailability of anticipated financings and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         A. No exhibits are filed with this report.

         B. No reports on Form 8-K were filed during the quarter ended October 28, 1998.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HARRY'S FARMERS MARKET, INC.


Dated: December 11, 1998               By: /s/ Harry A. Blazer
       -----------------                   -------------------
                                           HARRY A. BLAZER
                                           Chairman, President and Chief
                                           Executive Officer
                                           (principal executive officer)


Dated: December 11, 1998               By: /s/ Harold C. Weissman
       ------------------                  -----------------------
                                           HAROLD C. WEISSMAN
                                           Treasurer and Chief Financial Officer
                                           (principal financial and
                                           accounting officer)