Form 10-K405
period 1999-02-03
HARRYS FARMERS MARKET INC
filed 1999-05-04
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K



                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended February 3, 1999


                          Commission File No. 0-21486

                         HARRY'S FARMERS MARKET, INC.

                             A Georgia Corporation
                 (IRS Employer Identification No. 58-2037452)
                            1180 Upper Hembree Road
                            Roswell, Georgia  30076
                                (770) 667-8878

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                     None


                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                      Class A Common Stock, no par value



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X    No  ______
                                                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                             ---

The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant on April 28, 1999, was approximately $4,002,019. For the purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Class A Common Stock, no par value, as of April 28, 1999: 4,139,375 shares. The number of shares outstanding of the registrant's Class B Common Stock, no par value, as of April 28, 1999: 2,050,701 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1999 are incorporated by reference in answer to
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                                    PART I


ITEM 1. BUSINESS.
------  --------

   Harry's Farmers Market, Inc. ("Harry's" or the "Company") owns and operates concept megastores and convenience stores specializing in perishable food products -- fresh fruits and vegetables; fresh meats, poultry and seafood; fresh bakery goods; freshly made ready-to-eat, ready-to-heat and ready-to-cook prepared foods; and deli, cheese and dairy products. Harry's stores also feature lines of specialty, hard-to-find and gourmet nonperishable food products that are complementary to the fresh food offerings. In addition, the Company's stores carry kitchen-oriented housewares, floral items, natural health and beauty care items, and a full line of wines and imported and domestic beers. The Company's bakery and prepared foods departments are fully-integrated food manufacturing operations. The Company presently owns and operates three megastores and five Harry's In A Hurry convenience stores, all in the Atlanta, Georgia, metropolitan area.

HARRY'S MEGASTORES

   Harry's megastores are presently located in Alpharetta, Georgia; Gwinnett County, Georgia and Cobb County, Georgia. Each megastore is within 30 miles of downtown Atlanta. The Alpharetta store, which opened in 1988, is housed in a 132,500 square foot facility with approximately 81,000 square feet devoted to retailing and retailing support. The Alpharetta facility also houses the Company's receiving, inspection and distribution operations, prepared foods manufacturing plant, bakery facility and corporate offices. The Gwinnett County store, which first opened in 1991 and was expanded in 1994, is a 95,000 square foot facility devoted entirely to retailing and retailing support. During the latter part of fiscal 1996, the Company utilized the expanded square footage to add a full line of perishable and nonperishable ethnic foods. The Cobb County store, which opened in October 1993, is a 100,000 square foot facility, also entirely devoted to retailing and retailing support.

   Harry's stores utilize an open warehouse format with high ceilings and fully stocked bins, cases and shelves. The store layout directs customers through each department, maximizing buyer exposure to the full range of Harry's products. Shopping aisles are two to three times wider than those of the typical grocery store to accommodate a higher traffic volume. Fresh food work spaces (produce preparation and meat and seafood cutting areas) are incorporated onto the selling floor to enhance the open market atmosphere and animation, although such areas are restricted from customer traffic flow. Each store has approximately 25 check-out stations.

HARRY'S IN A HURRY STORES

   To increase the retail outlets for Harry's manufactured products (bakery and prepared food items), the Company operates five strategically located specialty stores under the name "Harry's In A Hurry." In June 1993, a 3,700 square foot Harry's In A Hurry opened in the Buckhead area of Atlanta and in March 1994, the Company opened a second 7,200 square foot Harry's In A Hurry approximately four miles from the first Harry's In A Hurry. A third 15,000 square foot Harry's In A Hurry opened in January 1998 in the Cobb County area of Atlanta. In September 1998 and December 1998, the Company opened the fourth and fifth Harry's In A Hurry stores in the

Dunwoody area and Virginia-Highland area of Atlanta, respectively, each totaling approximately 15,000 square feet. These stores carry a full range of Harry's bakery goods and prepared food items, a limited line of fresh food products and selected complementary foods. The Harry's In A Hurry stores provide more convenient, quick stop shopping for those customers less inclined to visit the megastores.


HARRY'S PRODUCTS AND DEPARTMENTS

   Harry's megastores are operationally divided into category-managed departments, each of which is supervised by an experienced manager. Each department operates independently and has its own procedures and methods for purchasing, receiving, storage and handling and merchandising. The bakery and prepared foods departments are fully integrated food manufacturing operations. Substantial processing and food preparation are likewise involved in the delicatessen and seafood/meat departments. Fresh produce is the largest department of Harry's megastores, generating between 25 to 35 percent of the total revenue. Seafood/meat, staples and wine and beer are the next largest departments. No other department makes up more than eight percent of any megastore's sales. The following is an overview of the major departments.

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

     Approximately 30 percent of the produce offered at Harry's is transported from the grower to the Company's receiving facility located at the Alpharetta megastore under special arrangements with a single contract carrier, for whom Harry's represented a major portion of revenues for such carrier's most recent fiscal year. Produce is picked up at the point of origin in, where appropriate, refrigerated and temperature-monitored trucks. Transportation requirements usually are communicated to the carrier within hours of the purchase commitment.

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

     Fresh Seafood, Fish and Meat. Harry's meat department carries a full range of beef, pork, veal, lamb, chicken, turkey and other poultry items. Harry's stores feature Coleman(R) Natural Beef (Colorado grain-fed beef which utilizes no antibiotics, growth stimulants or other additives) and Perdue(R) grain-fed chicken. Harry's also offers exotic meats and poultry such as beefalo, venison, duck, goose, quail and free range chicken as well as a variety of fresh processed meats such as sausage and ground beef. All meat and poultry is purchased and sold fresh, except immediately before major holidays, when demand upon the production facilities of Harry's suppliers requires fresh-frozen shipments. Harry's maintains a strict "sell by" date policy on all cut meat and poultry, and ground meat must be sold the day it is ground.

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

     Bakery. Harry's bakery department offers approximately 200 items which are fresh baked daily at the Company's bakery facility now located within the same building as the Alpharetta megastore. The baking facility is fully equipped with state-of-the-art industrial baking equipment. Bakery products currently include approximately 50 different breads, 11 different types of hand-rolled bagels, 9 varieties of cookies, 8 kinds of muffins and 30 different cakes, pies and desserts. Bakery items include traditional recipes from around the world, as well as recipes developed exclusively by Harry's.

     More than 90 percent of the Company's manufactured bakery products are produced fresh daily and removed from the shelves if not sold on the day made. All bakery dough is made from scratch-blended ingredients (not from mixes) and hand or machine shaped before being baked in commercial ovens.

     Prepared Foods. Harry's manufactures and sells a broad range of ready-to-eat, ready-to-heat and ready-to-cook fresh prepared foods. This line of approximately 250 products includes fresh pasta, ready-to-heat pizzas, pasta sauces, fresh casseroles, lasagnas, filled pastas, quiches and a line of refrigerated (not frozen) microwaveable meals marketed under the name "Harry's Hungry In A Hurry Meals."

     Since 1993, the Company has maintained a United States Department of Agriculture ("USDA") approved food manufacturing facility located within the same building as the Alpharetta megastore. Effective December 3, 1998, the Company's prepared foods facility began operating under a provision of the USDA law known as the "Central Kitchen Exemption". This law was approved by Congress for specific food processing operations, which prepare and distribute meat and poultry food products to markets and stores operating under the same ownership as the central kitchen. The Company remains subject to specific USDA rules and regulations normally required of all USDA inspected facilities and will be randomly monitored for compliance by USDA inspection personnel.

     All of Harry's prepared foods are made fresh in the Company's prepared foods manufacturing facility. Harry's kitchens make approximately 30 varieties of prepared salad items (such as potato and pasta salads). Recipes are developed in-house by Harry's product development staff. They are then extensively documented for commercial production (including step-by-step production instructions and quality control procedures) and tested for customer acceptance.

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


  Nonperishable Products

     Staples, Housewares and Health and Beauty Care. Harry's offers a selection of nonperishable food products generally consisting of hard-to-find gourmet items, natural products and foods useful in the preparation of ethnic cuisines that are complementary to its fresh food offerings. Harry's also carries a full line of gourmet, fresh roasted coffees.

     A limited line of kitchen-oriented housewares is also offered at Harry's, including gourmet utensils and gadgets. Harry's stores also feature more than 1,500 health and beauty care items, primarily natural and organic products, as well as products marketed to the environmentally sensitive consumer.

     Harry's stores also feature a broad selection of blooming, in-pot and fresh cut flowers and decorative plants which are purchased directly from growers both domestically and abroad.

     Wine and Beer. Harry's megastores offer a selection of more than 2,000 different foreign and domestic wines (including vintages) and more than 150 brands of domestic and imported beers, with Harry's in a Hurry stores offering a somewhat smaller selection.

     The following table indicates sales (rounded to the nearest thousand) and percentage of total revenues contributed by perishable and nonperishable products for each of the last three fiscal years:

MAJOR PRODUCT CATEGORY           FISCAL 1999 SALES     %    FISCAL 1998 SALES      %     FISCAL 1997 SALES    %
Perishables(1)                        $108,457,000    80        $110,561,000      81        $113,838,000     81
Staples and Nonperishables(2)           27,689,000    20          26,438,000      19          26,324,000     19

__________________

(1) Includes fresh fruits, vegetables, meats, fish and seafood, bakery and fresh prepared food items, cheeses, deli items, dairy products, flowers and coffee.
(2) Includes nonperishable food items, wine and beer, housewares, health and beauty care and other complementary nonperishables.


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

EMPLOYEES AND EMPLOYEE TRAINING

   The Company currently employs 1,204 people, of whom 78.5 percent are full-time employees. Approximately 193 employees are salaried, with the remainder being paid on an hourly basis. The Company believes that it devotes more time and expense to the training and education of its employees, both in the operations process and in product information, than does the typical food retailer. Accordingly, the Company stresses the importance of maintaining and retaining a greater portion of its workforce as full-time employees. The Company has devised, documented and implemented formal training procedures in areas such as equipment operation, product handling and sanitation and product information. None of the Company's employees are represented by a union and the Company believes its employee relations are satisfactory.


COMPETITION

   The Company competes in the Atlanta metropolitan market area with traditional grocery stores and supermarkets, other farmer's market format retailers, specialty food shops such as butchers, bakeries, produce stands and seafood shops, home meal replacement retailers, restaurants and wholesale club stores. Competition for the consumer's food dollar is generally intense and has increased in recent years with the entrance of more regional chains in the Company's market area. General food retailers such as grocers and supermarkets compete primarily on the basis of promotional pricing, convenience to the customer of location and one-stop shopping, and, to a lesser extent, product selection and quality. Farmer's markets and specialty food shops compete primarily on the basis of selection of products and, to a lesser extent, price. Club stores compete primarily on the basis of price. Harry's competitive strategy is to be unmatched in the freshness and quality of its products and unequaled in the selection and overall pricing and value of its products. The Company's Harry's in a Hurry stores compete favorably, in management's opinion, with both convenience outlets, restaurants and traditional supermarkets.


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


   Effective December 3, 1998, the Company's prepared foods facility began operating under a provision of the USDA law known as the "Central Kitchen Exemption". This law was approved by Congress for specific food processing operations, which prepare and distribute meat and poultry food products to markets and stores operating under the same ownership as the central kitchen. The Company remains subject to specific USDA rules and regulations normally required of all USDA inspected facilities and will be randomly monitored for compliance by USDA inspection personnel.


   The Company's seafood operations participate voluntarily in the United States Department of Commerce self-inspection and rating program (Hazard Assessment Critical Control Point or "HACCP"), which subjects it to standard specification and inspection by that agency.

Participation in the voluntary program permits the Company to label its fresh seafood with the governmentally approved "Grade A" stamp. The Company currently has approximately 24 HACCP certified personnel who are responsible for such grading and inspection.

   In May 1994, all preparers of packaged foods were required to comply with the federal Nutrition Labeling and Education Act, which requires that the labeling of all manufactured food items must display specific nutritional content information. Compliance with such act requires the Company to conduct extensive testing of its prepared food items to determine the nutritional content and requires strict portion control of prepared food items. The Company complies with all regulations under this act. Additionally, the Company voluntarily complies with nonmandatory consumer information regulations under this act, which provide for in-store posting of generic information on the nutritional content of selected fruits and vegetables, meat, poultry and seafood.

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


OFFICERS

   The officers of the Company are as follows:

   Name                     Position with Company
   ----                     ---------------------

   Harry A. Blazer          Chairman, President and Chief Executive Officer

   Harold C. Weissman       Treasurer and Chief Financial Officer

   John L. Latham           Corporate Secretary and General Counsel
_______________

   HARRY A. BLAZER, age 48, was the founder of the Company and served as the sole General Partner of the predecessor to the Company and as Chief Executive Officer from its inception in 1987. Upon the Company's incorporation in 1993, Mr. Blazer was named a director and President and Chief Executive Officer. In June 1994, Mr. Blazer was elected to the additional office of Chairman. From 1979 to 1987, Mr. Blazer was employed at DeKalb Farmer's Market in Atlanta and served as its General Manager from 1983 until he left to form the Company.

   HAROLD C. WEISSMAN, age 45, is a native of Atlanta, Georgia. Mr. Weissman graduated in 1976 from the University of Georgia with a B.B.A. in Accounting. Mr. Weissman acquired an extensive background in bank auditing while employed with Grant Thornton, LLP, and thereafter ten years of experience as controller for various manufacturing firms. Mr. Weissman joined the Company in 1990 spending nearly one year in operations before becoming Director of Accounting in 1991. Mr. Weissman was appointed Treasurer in 1995 and Chief Financial Officer in 1996.

   JOHN L. LATHAM, age 44, was appointed Corporate Secretary and General Counsel for the Company in September 1995. From 1992 until 1996, Mr. Latham had been a partner in the firm of Nelson Mullins Riley & Scarborough, L.L.P. In August 1996, Mr. Latham joined as a partner to the firm Alston & Bird LLP, which now serves as general counsel for the Company.



ITEM 2. PROPERTIES.
------  -----------


   Each of the Company's three present megastore sites is owned by the Company. The 132,500 square foot Alpharetta site houses the Alpharetta megastore, which has approximately 81,000 square feet devoted to retailing and retailing support, the Company's corporate offices, receiving, inspection, distribution operations, the prepared foods manufacturing plant and the bakery facility. The Gwinnett County site and the Cobb County site each house megastores, utilizing 95,000 square feet and 100,000 square feet, respectively. Both the Gwinnett and Cobb megastores are devoted entirely to retailing and retailing support.


   The Company also owns a 151,000 square foot facility, previously used by the Company as a distribution and bakery site, located approximately two miles from the Alpharetta megastore. During fiscal 1999, the Company relocated the bakery facility from this site to its Alpharetta store and, as a result, does not currently utilize this facility. Accordingly, the entire facility has been offered for sale or lease. At February 3, 1999, approximately 58,000 square feet was leased to a third party through May 2005.


   The Company leases each of the five existing Harry's In A Hurry locations in Atlanta. The first Harry's In A Hurry contains 3,700 square feet, is located on Peachtree Road in the Buckhead area of Atlanta and is leased through 2002. The second Harry's In A Hurry location, which is leased through 2004, with options through 2019, contains 7,200 square feet and also is located in the Buckhead area of Atlanta, approximately four miles north of the first location. The third Harry's In A Hurry location is 15,000 square feet, is located on Cobb Parkway in the Marietta area of Atlanta and is leased through 2007, with options through 2017. The fourth Harry's In A Hurry location, which is leased through 2009, with options through 2024, is approximately 15,400 square feet and is located off Mount Vernon Road in the Dunwoody area of Atlanta. The fifth Harry's In A Hurry location, which is also leased through 2008, with options through 2018, is approximately 14,400 square feet and located on Ponce deLeon Avenue in the Virginia-Highland area of Atlanta.

ITEM 3. LEGAL PROCEEDINGS.
------  -----------------

   There are no (i) material legal proceedings to which the Company is a party or to which its properties are subject; (ii) material proceedings known to the Company to be contemplated by any governmental authority; or (iii) material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ---------------------------------------------------

   No matters were submitted to a vote of security holders of the Company during the fourth quarter ended February 3, 1999.

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



FISCAL YEAR ENDED FEBRUARY 3, 1999                      HIGH SALE              LOW SALE
----------------------------------                      ---------              --------
First Quarter ended April 29, 1998                         $1 15/16              $1 25/32

Second Quarter ended July 29, 1998                          1 23/32               1 5/8

Third Quarter ended October 28, 1998                        1 22/32               1 5/8

Fourth Quarter ended February 3, 1999                       1 9/32                1 1/16


FISCAL YEAR ENDED JANUARY 28, 1998                      HIGH SALE              LOW SALE
----------------------------------                      ---------              --------
First Quarter ended April 30, 1997                       $8 1/2                $3 3/4

Second Quarter ended July 30, 1997                        4 5/8                 3 1/8

Third Quarter ended October 29, 1997                      3 13/16               2 1/4

Fourth Quarter ended January 28, 1998                     3 1/8                 1



   On April 28, 1999, the closing sales price for the Class A Common Stock as reported by the NASDAQ National Market was $1.00 per share. The Company had 821 record holders and approximately 6,200 beneficial holders of its Class A
Common Stock as of April 28, 1999, and two record and beneficial holders of its Class B Common Stock. The Company has not declared or paid any cash dividend on either class of its Common Stock. The policy of the Board of Directors of the Company is to retain future earnings for use in operations and, if available, for the expansion and development of the Company's business. The Company's primary credit facility prohibits the payment of dividends without the consent of the lenders. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, contractual restrictions and other factors deemed relevant by the Board.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                                            FISCAL YEAR ENDED
                                                            FEBRUARY 3,    JANUARY 28,    JANUARY 29,    JANUARY 31,    FEBRUARY 1,
                                                              1999           1998            1997           1996           1995
                                                            ---------------------------------------------------------------------
Statement of Operations Information:                                                      (in thousands, except per share data)
-----------------------------------
Net sales...............................................    $136,146       $136,999       $140,162       $145,938       $143,814
Cost of goods sold......................................      99,974        102,320        104,363        109,845        109,364
                                                            --------       --------       --------       --------       --------
Gross profits...........................................      36,172         34,679         35,799         36,093         34,450
Operating expenses......................................      41,417         42,318         36,002         43,677         38,301
                                                            --------       --------       --------       --------       --------
Operating profit (loss).................................      (5,245)        (7,639)          (203)        (7,584)        (3,851)
Interest expense........................................      (2,407)        (2,254)        (2,600)        (3,198)        (3,032)
Other income............................................       1,233          4,026          1,321            906            159
                                                            --------       --------       --------       --------       --------
Earnings (loss) before income taxes.....................      (6,419)        (5,867)        (1,482)        (9,876)        (6,724)

Income taxes............................................         -0-            -0-            -0-            -0-            -0-
                                                            --------       --------       --------       --------       --------
Net earnings (loss).....................................      (6,419)        (5,867)        (1,482)        (9,876)        (6,724)
Provision for Accretion of Warrants.....................        (148)          (148)          (229)          (229)           (19)
                                                            --------       --------       --------       --------       --------
Net earnings (loss) applicable to
  common shareholders...................................    $ (6,567)      $ (6,015)      $ (1,711)      $(10,105)      $ (6,743)
                                                            ========       ========       ========       ========       ========
Net earnings (loss) per share...........................    $  (1.06)      $  (0.97)      $  (0.28)      $  (1.64)      $  (1.09)
                                                            ========       ========       ========       ========       ========
Weighted average shares outstanding.....................       6,184          6,183          6,168          6,167          6,164

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                AS OF
                                                            FEBRUARY 3,    JANUARY 28,    JANUARY 29,    JANUARY 31,    FEBRUARY 1,
                                                              1999           1998            1997           1996           1995
                                                            ------------------------------------------------------------------------
BALANCE SHEET INFORMATION:
-------------------------
Working capital (deficit)................................   $(1,447)       $ 3,102        $ 4,009        $  (110)       $ 3,456
Property and equipment, net..............................    41,320         38,046         45,817         49,380         59,145
Total assets.............................................    56,987         57,247         60,428         66,963         76,102
Long-Term obligations, net of
  current maturities.....................................    14,202         13,359         26,225         28,789         30,502
Convertible Debt.........................................    15,160         13,042             --             --             --
Redeemable convertible preferred stock...................    10,582         10,434         10,352         10,124          9,895
Stockholders' equity.....................................     4,969         11,528         16,330         17,666         27,756

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

GENERAL

          The Company opened its first megastore, with an initial size of 63,000 square feet, in July 1988 in Alpharetta, Georgia. In May 1991, the Company expanded this facility to 132,500 square feet, of which approximately 81,000 square feet is currently being utilized as retailing space. In October 1991, the Company opened a second megastore in Gwinnett County, Georgia of 60,000 square feet, which was expanded to 95,000 square feet in 1994. In October 1993, the Company opened its third megastore, a 100,000 square foot facility located in Cobb County, Georgia. A fourth megastore was opened in May 1995 in Clayton County, Georgia but was subsequently closed in November 1995 due to insufficient sales volume to cover operating expenses of the store.

          In June 1993, the Company opened its first Harry's In A Hurry store, a 3,700 square foot convenience store. In March 1994, the Company opened its second Harry's In A Hurry store, a 7,200 square foot convenience store and in January 1998, the Company opened its third Harry's In A Hurry store, a 15,000 square foot convenience store. In September 1998 and December 1998, the Company opened its fourth and fifth Harry's in a Hurry stores in Dunwoody, Georgia and the Virginia-Highland area of Atlanta, Georgia , which stores are approximately 15,400 and 14,400 square feet, respectively. Net sales for the Company have increased from $98.9 million in fiscal 1993 to $136.1 million in fiscal 1999.

     Fiscal 1997 consisted of maintaining and improving previously implemented initiatives, which included a reduction in the number of employees at the general and administrative level, a consolidation of certain inspection and distribution sites to the Alpharetta megastore and a focused effort to reduce waste at the Company's manufacturing facilities and in its stores. Improving the merchandising efforts as well as controlling the manufacturing expenses was a high priority for fiscal 1997. The Company focused on new management information systems in an effort to gain more timely information to affect quicker decision making. In addition, during fiscal 1997, the Company attempted to utilize the excess capacity of its manufacturing facilities by producing goods for sale by third-party retailers. The Company also spent the summer of fiscal 1997 supplying many events related to the Olympic games in the Atlanta metropolitan area.

     Fiscal 1998 was a year for growth and strategic planning in several major areas for the Company. First, the Company entered into several agreements with Progressive Food Concepts, Inc. ("PFCI") as described below. See "--Liquidity and Capital Resources" Secondly, management of the Company decided to emphasize newcomer awareness to its stores, more shopper convenience and local community involvement in its marketing endeavors. In addition, operational improvements were made to minimize waste and maximize gross profit by product categories, while overall better manufacturing utilization was a focal point of the Company's operations. Furthermore, the Company's MIS department helped develop more timely and accurate management reporting through the Company's intranet which provided quick and precise on-line information to management to assist with the aforementioned initiatives. Finally, the implementation of a comprehensive tracking system for the products being sold at the Harry's In A Hurry stores was initiated during 1998, in order to assist the Company with properly and efficiently opening the new Harry's In A Hurry stores during fiscal 1999.

     Management of the Company spent much of fiscal 1999 attempting to create positive momentum which would carry into fiscal 2000. In particular, management's focus centered on improving certain operational results such as obtaining higher and more consistent gross margins without affecting the quality of the Company's offerings. Such efforts included reducing waste at all levels of operation, prioritizing the implementation of certain systems and procedures in different departments of the Company and focusing on improving efficiencies in employee behavioral patterns and product offerings. These actions resulted in an improvement of gross margin by 1.3% over the gross margin in fiscal 1998, and a decrease in direct store expenses by 0.5% as compared to fiscal 1998. Such improvements however were offset by expenses and one-time charges resulting from the opening of two new Harry's In A Hurry stores during fiscal 1999.

     The statements which are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing capacity and supply constraints or difficulties, the impact of advertising and promotional activities and the effect of the Company's accounting policies. For more information see "--Factors Affecting Future Performance."

     The Company's fiscal year ends on the Wednesday nearest January 31. Fiscal 1999 ended on February 3, 1999, Fiscal 1998 ended on January 28, 1998 and fiscal 1997 ended on January 29, 1997.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales of the listed items included in the Company's consolidated statements of operation:

                                                         -----------------------------------------
                                                         FEBRUARY 3,    JANUARY 28,    JANUARY 29,
                                                            1999           1998           1997
                                                         -----------------------------------------
Net sales...............................................    100.0%         100.0%         100.0%
Cost of goods sold......................................     73.4           74.7           74.5
                                                            -----          -----          -----
    Gross profit........................................     26.6           25.3           25.5
Operating Expenses
    Direct store expenses...............................     16.5           17.0           15.4
    Selling, general and administrative expenses........      9.9            9.3            7.8
    Depreciation and other amortization.................      3.0            2.5            2.4
    Impairment Loss.....................................      1.0            2.1            0.0
                                                            -----          -----          -----
         Loss from Operations...........................     (3.8)          (5.6)          (0.1)
Other income (expense)
    Interest expense....................................     (1.8)          (1.6)          (1.9)
    Other income........................................      0.9            2.9            1.0
Income taxes............................................      0.0            0.0            0.0
                                                            -----          -----          -----
                Net (loss)..............................    (4.7)%         (4.3)%         (1.0)%
                                                            =====          =====          =====

Comparison of Fiscal 1999 to Fiscal 1998
----------------------------------------

     Net sales in fiscal 1999 decreased 0.6% to $136.1 million from $136.9 million in fiscal 1998. Comparable store sales decreased 8.1% for the year. Management believes the decline in sales can be attributed to increased drive times due to increased traffic congestion in metropolitan Atlanta, a consumer trend which values convenience and accessibility more highly everyday and in increased number of supermarkets and restaurants that provide more accessible alternatives for the consumer.

     Gross profit as a percentage of net sales in fiscal 1999 increased to approximately $36.2 million or 26.6% from approximately $34.7 million or 25.3% in fiscal 1998. This increase resulted mainly from the Company's efforts during fiscal 1999 to implement the necessary technology in order to provide timely and accurate information to management.

     Direct store expenses decreased to approximately $22.5 million or 16.5% of net sales in fiscal 1999 from approximately $23.3 million or 17.0% of net sales for fiscal 1998. During fiscal 1999 direct store expenses were lower as a result of (i) efficiencies in wages and benefits, in particular, the Company has experienced better overall costs on its workers' compensation insurance because its multi-year initiatives have improved its safety records, and (ii) lower lease expenses as a result of the Company's purchase and refinancing, pursuant to a capital lease structure, of certain equipment during fiscal 1999, which had previously been subject to operating leases. These expenses were partially offset with an increase in the cost of supplies, utilities, repairs and maintenance and building rents as a result of opening two new Harry's In A Hurry stores.

     Selling, general and administrative expense for fiscal 1999 increased to approximately $13.4 million or 9.9% of net sales from approximately $12.7 million or 9.3% of net sales for fiscal 1998. The increase in fiscal 1999 is primarily attributable to (i) higher labor and benefit expenses incurred as a result of adding new personnel to support growth (ii) additional advertising costs, as the Company increased its market exposure, and (iii) higher general taxes and license costs as a result of the new Harry's In A Hurry stores opened during this fiscal year. In addition, in connection with the opening of such stores, the Company has realized an increase in communication expenses due to installation and use of new phone services at the stores and expanded internal communication devices. These expenses were partially off set with a decrease in consulting, legal and accounting fees and repair and maintenance expenses.

     Depreciation and amortization which includes depreciation and amortization for the stores and the corporate facilities but not manufacturing (which is included in cost of goods sold) increased to approximately $4.1 million or 3.0% of net sales during fiscal 1999 from approximately $3.5 million or 2.5% in fiscal 1998. This increase resulted from additional depreciation on facilities and new assets purchased, primarily in connection with the new Harry's In A Hurry stores opened during fiscal 1999. In addition, as a result of the Company's purchase and refinance, in accordance with a capital lease structure, of the residual values of certain existing assets, the Company has reclassified such assets and is now depreciating them. Such assets had previously been classified as operating leases.

     The Company recorded an additional loss on the impairment of its bakery and distribution center of approximately $0.7 million. The book value of this asset has been adjusted to reflect the amount the Company could expect upon its sale. The Company also recorded a writedown of its equipment held for sale of approximately $0.7 million in order for the book value of the assets to properly reflect the amount the Company expects to receive from the disposal of such property.

     Due to reasons set forth above, in particular the expenses incurred with the Harry's In A Hurry expansion program as well as the expenses related to the Company's continued efforts at improving efficiencies, in fiscal 1999 the Company had an operating loss of approximately $5.2 million or (3.8) % of net sales as compared to an operating loss in fiscal 1998 of approximately $7.6 million or (5.6)%.

     Interest expense in fiscal 1999 increased to approximately $2.4 million or 1.8% of net sales in fiscal 1999 from approximately $2.3 million or 1.6% in fiscal 1998. This increase is primarily attributable to interest on an additional $2.0 million of convertible debt received May 5, 1998 from PFCI, as well as additional interest on long-term obligations resulting from the purchase and refinance, in accordance with a capital lease structure, of the residual value of certain assets previously recorded as operating leases.

     Other income in fiscal 1999 increased to approximately $1.2 million or 0.9% of net sales compared to approximately $1.0 million or 0.7% of net sales in fiscal 1998. This increase is primarily due to an increase in the rental income from the shopping center it currently owns in Cobb County, Georgia, at which the Cobb County megastore is a major component. Rent received during fiscal 1999 and fiscal 1998 was approximately $1.2 million and $0.9 million, respectively, which amounts are net of the Cobb County megastore rent. The shopping center is currently fully occupied.

     In fiscal 1999 the Company owed no income taxes as the Company incurred a net loss. The Company has net operating loss carry forwards of approximately $32.0 million which may be applied against future earnings for income tax purposes.

     As a result of the above, the Company's operations generated a net loss applicable to common shareholders for fiscal 1999 of approximately $6.6 million or ($1.06) per common share compared with a net loss applicable to common shareholders of approximately $6.0 million, or ($0.97) per common share for fiscal 1998.

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

     The Company recorded a loss on the impairment of its bakery and distribution center of approximately $2.9 million or 2.1% of net sales. The book value of this asset has been adjusted to reflect the amount the Company could expect upon its sale. Due to reasons set forth above, in fiscal 1998 the Company had an operating loss of approximately $7.6 million or (5.6) % of net sales as compared to an operating loss in fiscal 1997 of approximately $0.2 million or (0.1)%.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided net cash of approximately $4.3 million, $1.0 million and $2.0 million in fiscal 1999, 1998 and 1997, respectively.

     Cash provided or (used) by investing activities in fiscal 1999, 1998 and 1997 was approximately ($5.0) million, ($1.8) million and $4.0 million, respectively. Cash used by investing activities consisted of capital expenditures for property and equipment relating to stores and distribution and manufacturing facilities, totaling approximately $5.8 million, $4.7 million $1.4 million in fiscal 1999, 1998 and 1997, respectively. Cash provided by investing activities for fiscal 1999, 1998 and 1997 consisted, in part, of approximately $0.08 million, $0.1 million and $9,000, respectively, in payments on certain notes receivable. In addition, proceeds from the sale of property and equipment in fiscal 1999, 1998 and 1997 were approximately $0.7 million, $0.1 million and $5.4 million, respectively.

     Cash provided or (used) by financing activities in fiscal 1999, 1998 and 1997 was approximately $0.9 million, $0.9 million and ($5.8) million. In fiscal 1999, financing activities consisted of approximately $0.7 million borrowed on the Company's line of credit and approximately $1.8 million paid on long-term obligations as well as approximately $2.0 million of proceeds from the Company's Development Loan with PFCI, as described below. At the end of fiscal 1999, the Company had $0.8 million available on its line of credit.

     The Company's working capital position in 1999 and 1998 was ($1.4) million and $3.1 million, respectively. The decrease in working capital in fiscal 1999 is due largely to a temporary increase in the Company's payables, consisting of certain costs related to the moving of the bakery facility to the Alpharetta megastore and certain expenses and leasehold improvements with the Harry's In A Hurry store opened in December 1998. In addition, the Company experienced a decrease in inventory due to better inventory controls and operational efficiencies.

     Pursuant to a Secured Loan Agreement (the "Loan Agreement") dated as of January 31, 1997, the Company received a commitment from PFCI for certain loans in an aggregate principal amount not to exceed $20 million outstanding. The aggregate amount includes a term loan to the Company in the principal amount of $12 million ("Refinancing Loan"), which loan was funded on January 31, 1997 and used by the Company to repay certain indebtedness, and an $8 million development loan (the "Development Loan" and, together with the Refinancing Loan, the "Loans") to be used by the Company for refurbishment of existing Company stores, for the development of new Harry's In A Hurry stores, for general corporate purposes and to fund development costs relating to the development of a business model for the improvement of the Company's business and facilities as contemplated by a five-year mutual consulting agreement. The Loans accrue interest at a rate of 5% per annum for a period of five years from January 31, 1997 and at the "reference rate," as set by the Bank of America, Illinois, plus 1%, thereafter. The Loans are subordinated in right of payment to certain indebtedness of the Company and are secured by a second priority lien on substantially all of the assets of the Company and its subsidiaries.

     Pursuant to the Transaction Agreement (the "Transaction Agreement"), dated as of January 31, 1997, PFCI purchased a warrant, for $1.0 million, to purchase up to an additional 2,000,000 shares of Class A Common Stock (the "Warrant") at exercise prices ranging from $4.00 to $5.50. The Warrant expires on January 31, 2001 and is subject to adjustment in certain circumstances.

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

          On November 3, 1997, the Company entered into a series of agreements with PFCI, (the "Restructuring") pursuant to which the two entities amended and restructured certain aspects of the January Transaction. In accordance with such amendments, as more particularly described below, PFCI has redeemed the 2.5% interest the Company held in PFCI, as consideration for (i) PFCI's payment of $2.5 million, (ii) the funding of $2.5 million under the Development Loan, (iii) the commitment by PFCI to make available to the Company $4.0 million under the Development Loan, within the next twelve months, and (v) beginning in 1999, the Company's right to use certain intellectual property, including the trademarks and developmental rights to the Harry's Farmers Market and Harry's In A Hurry concepts, which had been sold to PFCI in connection with the series of agreements entered into as of January 31, 1997 (the "January Transaction"), as further described below.

     As part of the Restructuring, the Company and PFCI amended the Loan Agreement between the parties whereby the Company, using a portion of the consideration described above, paid $2.5 million to reduce outstanding indebtedness under the Development Loan. The amount available under the Development Loan was reduced to $5.5 million of which $3.5 million is currently outstanding. PFCI had committed to loan the remaining funds under the Development Loan to the Company by funding $2.0 million on May 3, 1998 and $2.0 million on November 3, 1998. However, during the third quarter of fiscal 1999, the Company was informed that PFCI did not intend to fund the $2.0 million due on November 3, 1998 under the Development Loan. In October 1998, PFCI filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code.

     As an additional part of the January Transaction, the Company transferred to a newly organized business trust (the "Trust") certain federal and state registered and unregistered trademarks, trademark applications, registered and unregistered service marks, service mark applications, trade names, trade name rights, copyrights, trade secrets and know-how and other proprietary information of the Company (the "Intellectual Property"). The Trust issued to the Company two ownership certificates, one of which entitled the holder thereof to beneficial ownership of the Intellectual Property in the States of Georgia and Alabama and one of which (the "Worldwide Certificate") entitled the holder thereof to beneficial ownership of the Intellectual Property throughout the rest of the world. Neither the Company nor either certificate holder is entitled to any continuing royalties or other fees associated with the use of the Intellectual Property by the other party. The Trust also granted to the Company and PFCI licenses to use the Intellectual Property in their respective territories.

     The Company then sold the Worldwide Certificate to PFCI for $1.5 million in cash and 712.3746 shares of the common stock, of PFCI ("PFCI Common Stock"), representing 2.5% of the PFCI Common Stock on a fully diluted basis.

     As a result of the Restructuring, and the redemption of 712.3746 shares of PFCI previously held by the Company, the Company's rights to use the Intellectual Property were expanded. Beginning on November 3, 1999, the Company will be entitled to use the Intellectual Property, on a non-exclusive basis, in the states of Tennessee, North Carolina and South Carolina. However, in such states, the Company will have the exclusive right to use the "Harry's" name and trademarks, service marks and trade names incorporating the "Harry's" name (the "Harry's Marks") effective immediately. Also on November 3, 1999, the Company's exclusive rights to use the Intellectual Property in the states of Georgia and Alabama ceases, notwithstanding the continued exclusivity on behalf of the Company to the Harry's Marks in such states. In addition, on January 31, 2004, the Company will be entitled to use the Intellectual Property, on a non-exclusive basis, throughout the world; provided however, that the Company's exclusive right to use the Harry's Marks on a worldwide basis are subject to PFCI having not made the decision to use the Harry's Marks by such time.

     In addition, the Restructuring provides the Company, at its option, with the ability to create or develop a new name or identity for the Harry's In A Hurry stores and the Harry's Farmers Market megastores, and such new name will not be included in the Intellectual Property, as ownership thereof will belong exclusively to the Company.

     As a result of the January Transaction and the Restructuring, the Company has a line of credit and term loan agreement with Bank Austria Creditanstalt Corporate Finance, Inc. ("Creditanstalt") that allows borrowing up to $12.0 million bearing interest at LIBOR plus 3.5% or prime plus 1.5% which matures on January 29, 2001 (the "Senior Credit Agreement"). The average outstanding borrowings on the line of credit portion of the credit facility during fiscal 1999 was approximately $4.3 million. The weighted average interest rate during fiscal 1999 was approximately 9.95%. The maximum borrowings on the line of credit outstanding at any month end during fiscal 1999 totaled approximately $5.8 million. The line of credit and term loan are collaterallized by substantially all assets of the Company. The total amount drawn at February 3, 1999 was approximately $11.2 million. The total amount available at February 3, 1999 was approximately $0.8 million.

     Effective February 3, 1999, the Company further amended the Senior Credit Agreement to, among other things,: (i) extend the maturity date of the agreement to January 29, 2001; and, (ii) amend certain negative covenants and financial covenants. In addition, the Company and Creditanstalt agreed to (a) reduce the exercise price of 216,000 warrants to purchase shares of Class A Common Stock previously issued to Creditanstalt from $3.00 to an exercise price equal to the lowest public market trading price per share for the Class A Common Stock at the close of trading between May 4, 1999 and May 18, 1999 (the "Revised Exercise Price"); (b) grant an additional 50,000 warrants to purchase shares of Class A Common Stock at the Revised Exercise Price; and (c) upon the occurrence of certain events, grant an additional 150,000 warrants to purchase Class A Common Stock at the Revised Exercise Price.

     The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on the availability of internally generated funds and the continued availability of and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities, as restructured, will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 2000. However, such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from results expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, potential sales by the Company of certain out-parcels and other assets, the inability to develop new stores as planned and other uncertainties that may occur from time to time. In the even of any significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

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

YEAR 2000

     The Year 2000 issue is the use of a two-digit year date in many of the computer programs and embedded systems in use today. A problem occurs when a system unable to read more than two-digit years reads the year 2000 as "00" and, as a result, experiences a set back in calendar date, which could cause a failure of either the software application or the computer hardware itself.

     In 1997, the Company established a investigative group consisting of personnel from the Company's internal MIS department, outside product specialists and supervised by Harry A. Blazer, the President and Chief Executive Officer of the Company. This group has identified all computer based systems and applications that the Company uses in its operations and has categorized them by their critical nature to the operations of the Company. The group is in the process of determining and performing the necessary modifications and replacements to insure that the Company's operations will be minimally effected by the Year 2000 issue. Management currently estimates that all critical systems and applications will be Year 2000 compliant by September 15, 1999 and that related costs will not have a material impact on the results of operations, cash flows or financial condition of future periods.

     Although the investigative group is also verifying the Year 2000 compliance of the Company's material outside vendors, at the present time, it does not believe that the failure of any particular third party to be Year 2000 compliant will have a material adverse effect of the operations or financial condition of the Company. However, the investigative group is in the process of establishing and implementing a contingency plan for the Company to provide alternative methods to insure the continuation of the Company's operations in the event of a Year 2000 based failure either internally or externally.

     During the fiscal year ended February 3, 1999, the Company spent approximately $325,000 to address the Year 2000 issue and management estimates that the Company will incur an additional expense of approximately $300,000 . These costs are directly related to hardware and software services.

                     FACTORS AFFECTING FUTURE PERFORMANCE

SIGNIFICANT OPERATING LOSSES

     As of February 3, 1999, we had an accumulated deficit of $35.0 million. We incurred net losses of approximately $6.6 million, $6.0 million and $1.7 million for the fiscal years ended February 3, 1999, January 28, 1998 and January 29, 1997, respectively. There can be no assurance that we will be profitable in the fiscal year ended February 2, 2000 and beyond. Future events that could adversely effect our operating margins and results of operations include:

     .    unanticipated expenses;
     .    increased competition; or
     .    changes in the supply of our products.

SUPERMARKET INDUSTRY IS A HIGHLY COMPETITIVE INDUSTRY

     The supermarket industry is highly competitive and generally characterized by narrow profit margins. We compete in the Atlanta market area with:

     .    numerous traditional grocery stores and supermarkets;
     .    other farmers market format retailers;
     .    specialty food shops and warehouse club stores; and
     .    restaurants and other providers of prepared meals.

     Competition for the consumer's food dollar in Atlanta and in most market areas is intense and is expected to remain so. Our primary competition strategy is to consistently provide the customer with a broad selection of products of exceptional freshness and quality delivered at a price that represents real value. By contrast, traditional food retailers compete principally by:

     .    promotional pricing;
     .    convenience to customer location; and
     .    one-stop shopping.

     Many of our competitors have substantially greater financial resources than we do. Our ability to continue to compete successfully will largely depend upon our ability to consistently maintain our reputation for exceptional quality products at competitive prices.

DISCRETION OF MANAGEMENT LIMITED BY CREDIT AGREEMENT COVENANTS

     The Credit Agreement between us and Bank Austria Creditanstalt Corporate Finance, Inc. contains numerous financial and operating covenants that limit the discretion of our management in certain business matters. These covenants place significant restrictions on, among other things, our ability to:

     .    incur additional indebtedness;
     .    create liens or other encumbrances;
     .    make certain payments and investments; and
     . sell or otherwise dispose of assets and merge or consolidate with other entities.

     The Credit Agreement also requires us to meet specified financial ratios and satisfy financial tests. Events beyond our control can effect our ability to meet these financial ratios and tests, and there can be no assurance that we will meet these ratios and tests. Failure to comply with the obligations in the Credit Agreement could trigger an event of default, which could accelerate related debt. An event of default also could accelerate debt under other instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions.

LIMITATIONS RELATING TO LOAN AGREEMENT

     Pursuant to the Second Amended and Restated Secured Loan Agreement with Progressive Food Concepts, Inc., Progressive has a commitment to us for loans in an aggregate principal amount not to exceed $17.5 million outstanding. The aggregate amount includes:

     .    a $12.0 million restructuring loan; and
     .    a $5.5 million development loan.

     The restructuring loan, which has been fully funded, was used to repay indebtedness. The development loan, under which we are owed $2.0 million, is to be used for refurbishing existing stores and the development of new Harry's In A Hurry stores. In October 1998, Progressive filed for bankruptcy protection from its creditors under Chapter 11 of the United States Bankruptcy Code. As a result, the $2.0 million due to us under the development loan may never be paid, although we are evaluating all of our options and have made a claim to the Bankruptcy Court for such amount. The failure to ever receive the $2.0 million may have a material adverse affect on our ability to open additional stores or further develop existing stores.

WE HAVE LIMITED SHORT-TERM EXPANSION OPPORTUNITIES

     We currently operate stores only in the State of Georgia. However, pursuant to agreements that we entered into in connection with the transactions between us and Progressive, among other things:

     . we transferred to Progressive certain intellectual property rights outside the States of Georgia and Alabama; and
     .    we entered into a five-year mutual consulting arrangement.

     As a result of these transactions, our use of such intellectual property is limited to the States of Georgia and Alabama. Progressive, in contrast, has obtained the ownership of certain federal and state registered and unregistered trademarks, trademark applications, registered and unregistered service marks, service mark applications, trade names, trade name rights, copyrights, trade secrets and know-now and other proprietary information of ours throughout the rest of the world.

     In accordance with the agreement with Progressive, beginning on November 3, 1999, we will be entitled to use the all intellectual property, on a non-exclusive basis, in the States of Tennessee, North Carolina and South Carolina. In these states we will have the exclusive right to use the "Harry's" name and trademarks, service marks and trade names incorporating the "Harry's" name. However, also on November 3, 1999, our exclusive rights to use the intellectual property in the States of Georgia and Alabama ceases, notwithstanding the continued exclusivity on our behalf to the Harry's marks discussed above in these states. Finally, on January 31, 2004, we will be entitled to use the intellectual property, on a non-exclusive basis, throughout the world. Our exclusive right to use the Harry's marks on a worldwide basis are subject, however, to Progressive having not made the decision to use the Harry's marks by such time.

     With the current limitation on our use of this intellectual property outside the States of Georgia and Alabama, we are precluded from expanding our present ideas and structure beyond these states. We currently anticipate these states will continue to provide sufficient opportunities for our growth and development. However, being unable to expand fully and immediately our current format beyond the States of Georgia and Alabama could adversely affect our results of operations in the future.

PRICE VOLATILITY WITH OUR PRODUCTS

     Prices of fresh produce and, to a lesser extent, fresh meat, poultry and seafood items, are highly volatile and based upon available supply. Factors that can significantly affect supply in all levels of agricultural production generally include weather, disease and general crop failure.

     Especially at the extremes, wide fluctuations in the prices of fresh produce and other perishable items can be expected to impact adversely our revenues and overall profitability. We generally maintain standard profit margins on fresh products regardless of price fluctuations, except at the highest levels where profit margin decreases may occur. At the same time, however, exceptionally high prices of produce or other fresh products more markedly effect consumer demand than do exceptionally low prices. Periods of abnormally high or low product prices could negatively affect both revenues and overall profitability.

VOLATILITY OF MARKET PRICE FOR CLASS A COMMON STOCK

     We have recently experienced significant volatility in the market price of our Class A Common Stock, while the stock market has periodically experienced significant price and volume fluctuations which may be unrelated to our operating performance, factors that may effect the market price or our Class A Common Stock from period to period, include:

     .    actual or anticipated operating results;
     .    growth rates;
     .    changes in estimates by analysts;
     .    market conditions in the industry; and
     .    announcements by competitors and general economic conditions.

     As a result of the foregoing, our operating results and prospects may be below the expectations of public market analysts and investors from time to time. Perceived lower operating results and prospects would likely materially and adversely affect the price of the Class A Common Stock.

POTENTIAL DELISTING OF CLASS A COMMON STOCK FROM NASDAQ NATIONAL MARKET

     Our Class A Common Stock is currently traded on the Nasdaq National Market. As of May 1, 1999, we are deficient in satisfying the Nasdaq National Market's continued listing requirements of a minimum bid price of $1.00 and a total market capitalization of at least $5.0 million. While we believe we will be able to satisfy such requirements prior to any formal delisting action being taken by the Nasdaq National Market, we cannot be assured that market conditions and our financial performance will not continue to keep our stock price and market capitalization below the required levels. In the event our Class A Common Stock were delisted from the Nasdaq National Market, trading in this stock would then be conducted in the over-the-counter market. Such actions could adversely impact the liquidity of our Class A Common Stock.

POTENTIAL CHANGE OF CONTROL UPON CONVERSION OF LOAN

     The Second Amended and Restated Secured Loan Agreement provides that the principal outstanding under the restructuring loan and development loan are each exchangeable, for shares of our Series B preferred stock. The restructuring loan is mandatorily convertible, to the extent principal is still outstanding, on January 31, 2002, into Series B preferred stock, which is itself convertible into approximately 3,000,000 shares of Class A Common Stock. The development loan is optionally exchangeable for shares of the Series B Preferred Stock, which, based on the amount of principal currently outstanding, is then convertible into approximately 875,000 additional shares of Class A Common Stock. If any conditions under the Loan Agreement are not satisfied, we would remain liable to Progressive for the repayment of the full amount. In addition, in connection with entering into the loan agreements, we sold Boston Chicken, Inc. a warrant to purchase up to 2,000,000 shares of Class A Common Stock at exercise prices currently between $5.00 and $5.50 per share. If the loans were converted in full, and the Warrant was exercised in full, Boston Chicken would control approximately 58.8% of the total shares of outstanding Class A Common Stock.

VOTING CONTROL BY PRINCIPAL SHAREHOLDER

     Mr. Harry A. Blazer, our President and Chief Executive Officer, owns 2,050,701 shares of our Class B common stock. Each share of Class B common stock is entitled to 10 votes, as compared to one vote for each share of Class A Common Stock and, except as law otherwise requires or the Articles of Incorporation expressly provide, the Class A Common Stock and Class B Common Stock vote together as a single class. The shares of Class B common stock owned by Mr. Blazer represent all of the Class B Common Stock outstanding and approximately 78% of the total voting power of all classes of voting stock of the Company. As a result, Mr. Blazer is able to:

     .    elect all of the Company's directors;
     .    amend the Articles of Incorporation;
     . effect or prevent a merger, sale of assets or other business acquisition or disposition; and
     . otherwise control the outcome of actions requiring shareholder approval.

DEPENDENCE ON SENIOR MANAGEMENT

     Our management and operations success depend largely upon the skills, experience and efforts of our senior management -- especially our founder, President and Chief Executive Officer, Harry A. Blazer. The loss of the services of Mr. Blazer or other members of our senior management, could materially and adversely affect our business and prospects. We maintain and are the beneficiary of a $10 million key man life insurance policy on Mr. Blazer.

NO HISTORY OF DIVIDENDS

     We have not paid any dividends on the Class A Common Stock and do not presently intend to pay dividends on these shares. It is not likely that we will pay any dividends in the foreseeable future.

YEAR 2000 ISSUE

     We have assessed and continue to assess the potential impact of the situation commonly referred to as the Year 2000 issue. The Year 2000 issue, which affects most corporations, concerns the inability of management information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond.

     READINESS OF MANAGEMENT INFORMATION SYSTEMS

     We have assessed our management information systems for the Year 2000 readiness, including our store automation systems (e.g. point of sale systems) and our computer systems at our main offices that support these store systems.

     We expect that the original vendors will certify all in-store systems, as well as the host support system located in our main offices, as Year 2000 compliant by September 15, 1999. These systems were either Year 2000 compliant as installed or the original vendors are upgrading them to a Year 2000 compliant status under the existing maintenance program. We currently estimate that the costs involved to bring these systems into Year 2000 compliance will be approximately $12,000.

     We have assessed our other management information systems, including accounting and payroll systems, for Year 2000 compliance. We have identified the steps necessary to ensure systems will be Year 2000 compliant and believe such systems will be Year 2000 compliant prior to September 15, 1999.

     We have developed and tested a methodology that will allow our existing software programs to be Year 2000 compliant by making minor changes to some of the existing programs. The existing data files need not be altered. We will perform application level review to identify processes that involve the input or output of a date. Such programs will require a minor modification (utilizing the already tested code) to make it Year 2000 compliant. We will then test these systems to confirm that they function as we expect. Some of our hardware is not now Year 2000 compliant. We have budgeted approximately $300,000, however, for the replacement or modification of such hardware as necessary.

     We expect all testing on these systems to be completed by September 15, 1999, at which time these systems will be Year 2000 compliant.

     READINESS OF NON-MANAGEMENT INFORMATION SYSTEMS

     We have assessed the majority of our non-management information systems for Year 2000 readiness. We have identified a small number of systems, including some equipment at store level, which may not be Year 2000 ready. We are working with the vendors of these systems to identify the best approach for compliance. While these systems have an internal clock and date, the date is not necessary for the systems to be productive. Such systems could, therefore, continue to function as needed. Management does not anticipate that these systems will pose any significant Year 2000 problem or expense.

     READINESS OF VENDORS

     We have begun to review the Year 2000 readiness plans of our major vendors in an effort to ensure that operations remain unaffected by Year 2000 related failures. We will place preset orders with certain major vendors to help ensure product deliveries in the event that the vendor is affected by failures at some level of its operations but is still able to deliver merchandise. In the event a major vendor is unable to provide products, we will increase our purchases from other vendors from which we currently buy.

     We purchase merchandise sold in our stores from multiple vendors. We are not reliant on any one vendor for the normal conduct or our operations. We are not dependent on these supplier relationships. Instead, merchandise is available readily from numerous sources under different brand names, subject to conditions affecting food supplies generally.

     We believe that our efforts will result in Year 2000 compliance. However, if we or external entities that we cannot control, such as vendors, fail to achieve compliance, our business operations could be materially and adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  -----------------------------------------------------------

     Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    -------------------------------------------

     The following financial statements are filed with this report:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets -- Fiscal Years Ended, February 3, 1999
               and January 28, 1998

          Consolidated Statements of Operations -- Fiscal Years Ended, February
               3, 1999, January 28, 1998 and January 29, 1997

          Consolidated Statements of Changes in Equity -- Fiscal Years Ended,
               February 3, 1999, January 28, 1998 and January 29, 1997

          Consolidated Statements of Cash Flows -- Fiscal Years Ended, February
               3, 1999, January 28, 1998 and January 29, 1997

          Notes to Consolidated Financial Statements



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

     Not applicable.



                                   PART III


     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on June 16, 1999 (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

     The information responsive to this item is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

     The information responsive to this item is incorporated by reference from the section entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.


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
          -----------------------------------------

     The following financial statements and auditors' report have been filed as
Item 8 in Part II of this report:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets -- Fiscal Years Ended, February 3, 1999
               and January 28, 1998

          Consolidated Statements of Operations -- Fiscal Years Ended, February
               3, 1999 and January 28, 1998 and January 29, 1997

          Consolidated Statements of Changes in Equity -- Fiscal Years Ended,
               February 3, 1999, January 28, 1998 and January 29, 1997

          Consolidated Statements of Cash Flows -- Fiscal Years Ended, February
               3, 1999, January 28, 1998 and January 29, 1997

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

*10.1     Harry's Farmers Market, Inc. 1993 Management Incentive Plan (Form S-1
          Exhibit 10.2)

*10.2 Harry's Farmers Market, Inc. 1993 Outside Directors' Incentive Plan (Form S-1 Exhibit 10.3)

*10.3     Harry's Farmers Market, Inc. Employee Stock Purchase Plan (Form S-1
          Exhibit 10.4)

*10.4     Lease Agreement dated July 1, 1992, between the Partnership and James
          B. Cumming (Form S-1 Exhibit 10.9)

*10.5 Master Equipment Lease Agreement dated June 30, 1991, between the Partnership and Sun Financial Group, Inc. (Form S-1 Exhibit 10.11)

*10.6 Agreement to Dissolve and Liquidate Harry's Farmers Market, Ltd. (L.P.), dated March 30, 1993 (Form S-1 Exhibit 10.14)

*10.7.1 Amended and Restated Credit Agreement dated as of December 30, 1994, among the Registrant, Marthasville Trading Company, Karalea, Inc., NationsBank of Georgia, National Association ("NationsBank"), as Agent, NationsBank and Creditanstalt-Bankverein, as Lenders (1/30/95 8-K Exhibit 10.16)

*10.7.2 Amendment Number One and Waiver Agreement dated April 27, 1995, relating to Amended and Restated Credit Agreement dated December 30, 1994, among the Registrant, Marthasville Trading Company, Karalea, Inc., NationsBank, Creditanstalt-Bankverein and NationsBank, as Agent (1995 Form 10-K Exhibit 10.16(a))

*10.8.1 Revolving Credit Note of the Registrant dated December 30, 1994, in the original principal amount of $3,600,000 payable to the order of Creditanstalt-Bankverein (1/30/95 8-K Exhibit 10.16.1)

*10.8.2 Revolving Credit Note of the Registrant dated December 30, 1994, in the original principal amount of $5,400,000 payable to the order of NationsBank (1/30/95 8-K Exhibit 10.16.2)

*10.9 Term Loan Note of the Registrant dated December 30, 1994, in the original principal amount of $16,017,000 payable to the order of NationsBank (1/30/95 8-K Exhibit 10.16.4)

*10.10 Warrant Agreement dated December 30, 1994, among the Registrant, NationsBank and Creditanstalt-Bankverein (1/30/95 8-K Exhibit 10.16.5)

*10.11 Marthasville Trading Company Amended and Restated Guaranty dated December 30, 1994 (1/30/95 8-K Exhibit 10.6.6)

*10.12 Karalea, Inc. Amended and Restated Guaranty dated December 30, 1994 (1/30/95 8-K Exhibit 10.16.7)

 *10.13 Harry's Farmers Market, Inc. Amended and Restated Security Agreement dated December 30, 1994, in favor of NationsBank (1/30/95 8-K Exhibit 10.16.8)

 *10.14 Marthasville Trading Company Amended and Restated Security Agreement dated December 30, 1994, in favor of NationsBank (1/30/95 8-K Exhibit 10.16.9)

 *10.15 Karalea, Inc. Amended and Restated Security Agreement dated December 30, 1994, in favor of NationsBank (1/30/95 8-K Exhibit 10.16.10)

 *10.16 Trademark Collateral Assignment and Security Agreement dated December 30, 1994, in favor of NationsBank (1/30/95 8-K Exhibit 10.16.11)

 *10.17 Interpretation dated May 22, 1995 of the Amended and Restated Credit Agreement dated as of December 30, 1994 (8/2/95 10-Q Exhibit 10.16.12)

 *10.18 Second Amendment dated September 15, 1995 relating to the Amended and Restated Credit Agreement dated as of December 30, 1994 (11/1/95 10-Q
          Exhibit 10.16.16)

 *10.19 Forbearance Agreement, dated December 14, 1995, by and among the Company, NationsBank of Georgia, National Association and Creditanstalt-Bankverein (11/1/95 10-Q Exhibit 10.16.17)

 *10.20 Sixth Amendment, Waiver and Forbearance Agreement dated May 8, 1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein (1996 10-K Exhibit 10.16.18)

 *10.21 Seventh Amendment, Waiver and Forbearance Agreement dated July 25, 1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein (1997 10-K Exhibit 10.16.19)

 *10.22 Eighth Amendment, Waiver and Forbearance Agreement dated December 31, 1996, by and among the Company, NationsBank, N.A. (South) and Creditanstalt-Bankverein (1997 10-K Exhibit 10.16.20)

 *10.23 Ninth Amendment to Loan Agreement dated January 31, 1997 between the Company, NationsBank, N.A. and Creditanstalt-Bankverein (2/28/97 8-K
          Exhibit 10.16.21)

 *10.24 Amendment to Loan Documents and Consent dated as of June 6, 1997 between the Company, PFCI and Creditanstalt-Bankverein (7/30/97 10-Q
          Exhibit 10.16.22)

  10.25 Tenth Amendment to Amended and Restated Credit Agreement dated as of February 3, 1999 by and among the Company and Bank Austria Creditanstalt Corporate Finance, Inc.

 *10.26 Lease Agreement dated September 16, 1993, between the Registrant and Metropolitan Life Insurance Company (1993 Form 10-K Exhibit 10.21)

 *10.27 Agreement for the Sale and Purchase of Property dated April 9, 1993, between Karalea, Inc. and MM Mooring #1 Corp., as amended by the First Amendment to Agreement for the Sale and Purchase of Property dated May 14, 1993, and the Second Amendment to Agreement for the Sale and Purchase of Property dated May 28, 1993 (1993 Form 10-K Exhibit 10.22)

 *10.28 Agreement for the Sale of Property dated July 14, 1993, between the Registrant and Liberty Place Associates, Ltd., as amended by the First Amendment to Purchase Agreement dated September 10, 1993, and the Second Amendment to Agreement for the Sale of Property dated September 20, 1993 (1993 Form 10-K Exhibit 10.23)

 *10.29 Agreement for Sale of Real Estate dated April 19, 1995, between the Registrant and Trammell Crow SE, Inc. (1995 Form 10-K Exhibit 10.26)

 *10.30 Lease Agreement dated effective March 17, 1997, between U.S. 41 & I285 Company and the Registrant (1997 10-K Exhibit 10.27)

 *10.31 Transaction Agreement dated as of January 31, 1997 among PFCI and the Company (2/18/97 8-K Exhibit 10.28)

 *10.32.1 Secured Loan Agreement dated as of January 31, 1997 between PFCI and the Company (2/18/97 8-K Exhibit 10.29.1)

 *10.32.2 Second Amended and Restated Secured Loan Agreement dated as of
          November 3, 1997 between PFCI and the Company (11/20/97 8-K Exhibit 19.2)

 *10.33 Acquisition Agreement dated January 31, 1997 between the Company and PFCI (2/18/97 8-K Exhibit 10.30)

 *10.34.1 Trust Agreement dated as of January 30, 1997 between and among
          Wilmington Trust Company, PFCI and the Company (2/18/97 8-K Exhibit 10.31.1)

 *10.34.2 First Amendment to Trust Agreement dated as of November 3, 1997 by and among Wilmington Trust Company, PFCI and the Company (11/20/97 8-K
          Exhibit 10.31.2)

 *10.35.1 Newco License Agreement dated as of January 31, 1997 between HFMI
          Trust and PFCI (2/18/97 8-K Exhibit 10.32.1)

 *10.35.2 First Amendment to Newco License Agreement dated as of November 3,
          1997 between HFMI Trust and PFCI (11/20/97 8-K Exhibit 10.32.2)

 *10.36.1 Newco License Agreement dated as of January 31, 1997 between HFMI
          Trust and the Company (2/18/97 8-K Exhibit 10.33.1)

 *10.36.2 First Amendment to HFMI License Agreement dated as of November 3, 1997 between HFMI Trust and the Company (11/20/97 8-K Exhibit 10.33.2)

 *10.37.1 Transfer Agreement dated as of January 31, 1997 between and among the Company, HFMI Trust and PFCI (2/18/97 8-K Exhibit 10.34.1)

 *10.37.2 First Amendment to Transfer Agreement dated as of November 3, 1997 between and among the Company, HFMI Trust and PFCI (11/20/97 8-K
          Exhibit 10.34.2)

 *10.38 Trust Certificate dated January 30, 1997 issued to HFMI Trust regarding the Georgia Class Interests (2/18/97 8-K Exhibit 10.35)

 *10.39 Trust Certificate dated January 30, 1997 issued to HFMI Trust regarding the Worldwide Class Interests (2/18/97 8-K Exhibit 10.36)

 *10.40 Administration and Servicing Agreement dated as of January 31, 1997 between HFMI Trust, PFCI and the Company (2/18/97 8-K Exhibit 10.37)

 *10.41 Assignment of Intellectual Property dated January 31, 1997, by and between the Company and HFMI Trust (2/18/97 8-K Exhibit 10.38)

 *10.42.1 Consulting Services Agreement dated as of January 31, 1997 between
          PFCI, the Company and Harry A. Blazer (2/18/97 8-K Exhibit 10.39.1)

 *10.42.2 First Amendment to Consulting Services Agreement dated as of November
          3, 1997 between PFCI, the Company and Harry A. Blazer (11/20/97 8-K
          Exhibit 10.39.2)

 *10.43 Loan and Security Agreement dated as of March 28, 1997 by and among Ritter Farms and Grainger Tomato Company and for Company (4/30/97 10-Q
          Exhibit 10.40)

 *10.44 Redemption Agreement dated as of November 3, 1997 between PFCI and the Company (11/20/97 8-K Exhibit 10.41)

 *21      Subsidiaries of the Registrant (1993 Form 10-K Exhibit 21)

  23      Consent of Grant Thornton LLP

  27      Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          HARRY'S FARMERS MARKET, INC.

Dated:  May 3, 1999        By: /S/ HARRY A. BLAZER
                               --------------------------------
                                   HARRY A. BLAZER
                                   Chairman,  President and Chief Executive
                                   Officer (principal executive officer)


Dated:  May 3, 1999        By: /S/ HAROLD C. WEISSMAN
                               --------------------------------
                                   HAROLD C. WEISSMAN
                                   Treasurer and Chief Financial Officer
                                   (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



May 3, 1999           By:  /S/ HARRY A. BLAZER
                           -------------------------------------
                              HARRY A. BLAZER, Chairman, President,
                              Chief Executive Officer and Director

May 3, 1999           By:  /S/ ROBERT C. GLUSTROM
                           ----------------------
                              ROBERT C. GLUSTROM, Director


May 3, 1999           By:  /S/ JOHN D. BRANCH
                           --------------------------
                              JOHN D. BRANCH, Director


May 3, 1999           By:  /S/ CHARLES W. SAPP
                           -------------------
                              CHARLES W. SAPP, Director

                       CONSOLIDATED FINANCIAL STATEMENTS
                           AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                          HARRY'S FARMERS MARKET, INC.
                                AND SUBSIDIARIES
                     February 3, 1999 and January 28, 1998

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board of Directors
Harry's Farmers Market, Inc.

     We have audited the accompanying consolidated balance sheets of Harry's Farmers Market, Inc. and Subsidiaries as of February 3, 1999 and January 28, 1998, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended February 3, 1999. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harry's Farmers Market, Inc. and Subsidiaries as of February 3, 1999 and January 28, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 3, 1999, in conformity with generally accepted accounting principles.

     We have also audited Schedule II of Harry's Farmers Market, Inc. and Subsidiaries, for each of the three years in the period ended February 3, 1999. In our opinion, this schedule presents fairly, in all materials respects, the information required to be set forth therein.


                                                            GRANT THORNTON LLP


Atlanta, Georgia
April 2, 1999

                 Harry's Farmers Market, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS





                                     ASSETS

                                                    February 3,    January 28,
                                                       1999           1998
                                                   -------------  -------------

CURRENT ASSETS
 Cash                                              $  1,696,903   $  1,479,413
 Trade accounts receivable, net of an allowance
  for doubtful accounts of $8,118 in 1999
  and $60,000 in 1998                                   525,969        108,860
 Inventories                                          7,138,004      8,568,329
 Prepaid expenses                                       431,143        697,698
 Assets held for sale                                   280,407              -
 Other current assets                                    76,143        642,688
                                                   ------------   ------------

     Total current assets                            10,148,569     11,496,988

PROPERTY AND EQUIPMENT
 Buildings                                           31,327,502     28,561,748
 Equipment                                           30,437,678     25,509,902
 Vehicles                                               191,275        190,692
                                                   ------------   ------------
                                                     61,956,455     54,262,342
 Accumulated depreciation                           (27,860,256)   (23,440,200)
                                                   ------------   ------------
                                                     34,096,199     30,822,142
 Land                                                 7,223,891      7,223,891
                                                   ------------   ------------
                                                     41,320,090     38,046,033

OTHER ASSETS
 Assets held for sale                                 4,900,000      7,080,303
 Deposits on equipment                                  240,457        303,435
 Loan costs, net of accumulated amortization of
  $43,866 in 1999 and $32,572 in 1998                   109,563        120,857
 Other                                                  268,406        199,585
                                                   ------------   ------------
                                                      5,518,426      7,704,180
                                                   ------------   ------------




                                                   $ 56,987,085   $ 57,247,201
                                                   ============   ============

       The accompanying notes are an integral part of these statements.

                     LIABILITIES  AND STOCKHOLDERS' EQUITY

                                                February 3,   January 28,
                                                   1999          1998
                                               -------------  -------------
CURRENT LIABILITIES
 Current maturities of
  long-term obligations                         $    991,320   $    459,340
 Accounts payable - trade                          8,728,721      5,849,159
 Workers' compensation and
  general liability
  insurance                                          252,949        636,395
 Accrued payroll and
  payroll taxes payable                              624,463        639,761
 Sales taxes payable                                 127,513         77,104
 Other accrued liabilities                           870,403        732,706
                                                ------------   ------------

     Total current liabilities                    11,595,369      8,394,465

LONG-TERM OBLIGATIONS, net
 of current maturities                            14,202,474     13,358,803

CONVERTIBLE DEBT                                  15,159,895     13,042,403

OTHER NON-CURRENT
 LIABILITIES                                         478,358        489,067

REDEEMABLE PREFERRED STOCK,
 $9 stated value, 3,000,000 Series AA
  shares authorized; issued and
  outstanding, 1,222,221 Series AA in 1999
  and 1998                                        10,581,960     10,434,420

STOCKHOLDERS' EQUITY
 Common stock:
  Class A, No par value, 22,000,000 shares
   authorized; issued and outstanding,
    4,139,375 in 1999 and 4,132,257
    in 1998                                       34,681,075     34,673,512
  Class B, No par value, 3,000,000 shares
   authorized; issued and outstanding,
    2,050,701 in 1999 and 1998                     3,936,337      3,936,337
 Additional paid-in capital                        1,379,852      1,527,392
 Accumulated deficit                             (35,028,235)   (28,609,198)
                                                ------------   ------------
     Total stockholders'
      equity                                       4,969,029     11,528,043
                                                ------------   ------------
                                                $ 56,987,085   $ 57,247,201
                                                ============   ============

                 Harry's Farmers Market, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Years ended


                              February 3,   January 28,    January 29,
                                 1999           1998           1997
                              -----------   ------------   ------------
Net sales                    $136,146,144   $136,998,758   $140,162,273
Cost of goods sold             99,974,334    102,320,051    104,362,838
                             ------------   ------------   ------------
     Gross profit              36,171,810     34,678,707     35,799,435
Operating expenses
 Direct store expenses         22,508,289     23,284,118     21,644,509
 Selling, general and
  administrative expenses      13,446,620     12,719,407     10,916,774
 Depreciation and other
  amortization                  4,085,566      3,446,653      3,441,254
 Impairment loss                1,376,017      2,867,651              -
                             ------------   ------------   ------------
                               41,416,492     42,317,829     36,002,537
                             ------------   ------------   ------------
     Operating loss            (5,244,682)    (7,639,122)      (203,102)

Other income (expense)
 Interest expense              (2,407,014)    (2,253,987)    (2,599,552)
 Loss on writedown of note
  receivable                            -       (914,471)             -
 Sale of intellectual
  property rights                       -      1,422,391              -
 Redemption of ownership
  interest in PFCI                      -      2,500,000              -
 Other income                   1,232,659      1,018,239      1,320,498
                             ------------   ------------   ------------
                               (1,174,355)     1,772,172     (1,279,054)
                             ------------   ------------   ------------
      NET LOSS                 (6,419,037)    (5,866,950)    (1,482,156)
Provision for accretion of
 warrants                         147,540        147,540        228,540
                             ------------   ------------   ------------
     Loss applicable to
      common shareholders    $ (6,566,577)  $ (6,014,490)  $ (1,710,696)
                             ============   ============   ============

Net loss per common share
 Basic                       $      (1.06)  $      (0.97)  $      (0.28)
                             ============   ============   ============
 Diluted                     $      (1.06)  $      (0.97)  $      (0.28)
                             ============   ============   ============

       The accompanying notes are an integral part of these  statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

      Years ended  February 3, 1999, January 28, 1998 and January 29, 1997


                                                  Common       Common     Additional
                                                   stock        stock       paid-in     Accumulated      Total
                                                  Class A      Class B      capital       deficit        equity
                                                -----------  -----------  -----------  -------------  ------------

Balance, January 31, 1996                       $34,578,303  $3,975,889   $  371,555   $(21,260,092)  $17,665,655

Issuance of  1,863 shares of Class A
 stock for employee stock purchase
 plan                                                 4,751           -            -              -         4,751
Conversion of 20,600 shares of Class B
 shares to Class A shares                            39,552     (39,552)           -              -             -
Repricing of existing warrants and
 issuance of new warrants                                 -           -      370,206              -       370,206
Accretion of warrant value                                -           -     (228,540)             -      (228,540)
Net loss                                                  -           -            -     (1,482,156)   (1,482,156)
                                                -----------  ----------   ----------   ------------   -----------

Balance, January 29, 1997                        34,622,606   3,936,337      513,221    (22,742,248)   16,329,916

Issuance of 13,793 shares of Class A
 stock for consulting services                       50,000           -            -              -        50,000
Issuance of 591 shares of Class A stock
 for employee stock purchase plan                       906           -            -              -           906
Sale of 2,000,000 warrants                                -           -    1,000,000              -     1,000,000
Stock options issued for consulting services              -           -       75,000              -        75,000
Repricing of warrants                                     -           -       86,711              -        86,711
Accretion of warrant value                                -           -     (147,540)             -      (147,540)
Net loss                                                  -           -            -     (5,866,950)   (5,866,950)
                                                -----------  ----------   ----------   ------------   -----------

Balance, January 28, 1998                        34,673,512   3,936,337    1,527,392    (28,609,198)   11,528,043

Issuance of  7,118 shares of Class A
 stock for employee stock purchase plan               7,563           -            -              -         7,563
Accretion of warrant value                                -           -     (147,540)             -      (147,540)
Net loss                                                  -           -            -     (6,419,037)   (6,419,037)
                                                -----------  ----------   ----------   ------------   -----------

Balance, February 3, 1999                       $34,681,075  $3,936,337   $1,379,852   $(35,028,235)  $ 4,969,029
                                                ===========  ==========   ==========   ============   ===========


        The accompanying notes are an integral part of this statement.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Years ended

                                February 3,       January 28,     January 29,
                                    1999              1998            1997
                             ------------------  --------------  --------------

Cash flows from operating
 activities:
 Cash received from
  customers                      $ 135,729,035   $ 137,143,941   $ 139,788,795
 Cash paid for purchases
  and operating expenses          (129,295,271)   (134,541,209)   (134,860,053)
 Interest paid                      (2,122,569)     (2,090,682)     (2,913,833)
 Interest received                         174          69,047           9,679
 Proceeds from consulting
  agreement                                  -         500,000               -
                                 -------------   -------------   -------------
     Net cash provided by
      operating activities           4,311,369       1,081,097       2,024,588
                                 -------------   -------------   -------------

Cash flows from investing
 activities:
 Capital expenditures               (5,784,317)     (4,739,930)     (1,414,716)
 Increase in notes
  receivable                                 -      (1,209,111)              -
 Proceeds from sale of
  intellectual property                      -       1,422,391               -
 Proceeds from sale of
  interest in PFCI                           -       2,500,000               -
 Proceeds from sale of property
  equipment                            716,784          95,000       5,414,212
 Payments on notes
  receivable                            83,334         104,063           8,975
                                 -------------   -------------   -------------
     Net cash provided by
      (used in)
      investing activities          (4,984,199)     (1,827,587)      4,008,471
                                 -------------   -------------   -------------

Cash flows from financing
 activities:
 Proceeds from issuance of
  convertible debt                   2,000,000      13,059,802               -
 Line of credit                        664,575        (581,595)        510,000
 Principal payments on
  long-term obligations             (1,781,818)    (12,573,000)     (6,263,871)
 Proceeds from employee
  stock purchases                        7,563             906           4,751
 Proceeds from warrants                      -         994,295               -
                                 -------------   -------------   -------------
      Net cash provided by
       (used in)
       financing activities            890,320         900,408      (5,749,120)
                                 -------------   -------------   -------------

Net increase in cash                   217,490         153,918         283,939
Cash at beginning of year            1,479,413       1,325,495       1,041,556
                                 -------------   -------------   -------------

Cash at end of year              $   1,696,903   $   1,479,413   $   1,325,495
                                 =============   =============   =============

Supplemental Schedule of
 Noncash Investing and
 Financing Activities:
---------------------------

 Capital leases                  $   2,384,918   $           -   $     203,737
                                 =============   =============   =============

                 Harry's Farmers Market, Inc. and Subsidiaries

                                  Years ended


                             February 3,   January 28,   January 29,
                                 1999          1998          1997
                             ------------  ------------  ------------

Reconciliation of Net Loss
 to Cash
 Provided By Operating
 Activities:
  Net loss                   $(6,419,037)  $(5,866,950)  $(1,482,156)
  Adjustments to reconcile
   net loss to cash
   provided by (used in)
   operations:
     Depreciation and
      amortization             4,770,531     4,706,471     4,862,195
     Amortization of debt
      discount                   225,468             -             -
     Loss (gain) on sale
      of property and
      equipment                      933       (32,055)     (456,542)
     Impairment loss           1,376,017     2,867,643             -
     Decrease (increase)
      in trade accounts
      receivable                (417,109)      145,183      (122,390)
     Loss on writedown of
      notes receivable           162,114       914,471             -
     Decrease (increase)
      in other receivables       321,097      (141,359)      (90,828)
     Decrease (increase)
      in inventories           1,430,325       541,494    (1,215,227)
     Decrease (increase)
      in prepaid expenses        266,555      (112,425)      447,071
     Decrease (increase)
      in deposits on
      equipment                   62,978       182,206       (31,369)
     Decrease (increase)
      in other assets           (126,718)       13,475      (226,539)
     Increase in trade
      accounts payable         2,879,562        62,304       882,935
     Increase (decrease)
      in accrued
      liabilities                (76,347)    1,323,030      (542,562)
     Increase (decrease)
      in unearned revenue       (145,000)      400,000             -
     Gain on sale of PFCI
      ownership interest               -    (2,500,000)            -
     Gain on sale of
      intellectual
      property, net of
      costs paid of $77,609            -    (1,422,391)            -
                             -----------   -----------   -----------

                             $ 4,311,369   $ 1,081,097   $ 2,024,588
                             ===========   ===========   ===========




       The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 3, 1999 and January 28, 1998



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

 3.  Property and Equipment
     ----------------------

 Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are: buildings, 31-39 years; equipment and vehicles, 3 to 10 years. The portion of depreciation expense attributed to product cost is included with cost of goods sold in the statements of operations. This depreciation expense amounted to $684,965, $1,259,818 and $1,431,501, for the years ended February 3, 1999, January 28, 1998 and January 29, 1997, respectively.

 The Company capitalizes purchased software which is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use. Other computer software maintenance costs related to software development are expensed as incurred. Software development costs are amortized using the straight-line method generally over three to five years after being placed in service. The carrying value of software and development costs at February 3, 1999 and January 28, 1998 were $769,135 and $664,879, respectively.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and January 28, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 4.  Loan Costs
     ----------

 Costs of obtaining financing are being amortized over the term of the related loans.

 5.  Advertising Expense
     -------------------

 All advertising costs are expensed in the period incurred. Advertising expense for the years ended February 3, 1999, January 28, 1998 and January 29, 1997 was approximately $1,553,000, $1,128,000 and $1,088,000, respectively.

 6.  Income Taxes
     ------------

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

 8.  Fiscal Year
     -----------

 The Company is on a 52/53 week fiscal year ending on the Wednesday nearest January 31. Fiscal year 1999 included 53 weeks, while fiscal years 1998 and 1997 included 52 weeks.

 9.  Earnings Per Share
     ------------------

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

                     February 3, 1999 and January 28, 1998

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

 11.  New Accounting Standards
      ------------------------

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The statement is effective for years beginning after June 15, 1999.

 Also, in June 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred.

 Management does not expect the adoption of these new standards to have a material impact on the Company's consolidated financial statements.

 12.  Segment Information
      -------------------

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131) effective for fiscal years beginning after December 15, 1997. SFAS No. 131 provides accounting guidance for reporting information about operating segments and requires interim segment reporting. The Company operates in a single segment of business. Therefore, there was no effect on the Company's financial statements from the adoption of SFAS No. 131.

 13.  Reclassifications
      -----------------

 Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and January 28, 1998


NOTE B - ASSETS HELD FOR SALE

 Assets held for sale includes the following at estimated net realizable value:

                                            February 3,  January 28,
                                               1999         1998
                                            -----------  -----------

        Land held for sale                   $  686,000   $  806,267
        Buildings and improvements
         held for sale                        4,214,000    4,774,574
        Equipment not in service                280,407    1,499,462
                                             ----------   ----------

                                             $5,180,407   $7,080,303
                                             ==========   ==========

 The land, buildings and improvements held for sale represent the Company's former bakery and warehouse facility. The Company has moved the bakery and warehouse operations to another location. The Company recorded a non-cash impairment loss on these assets of $680,841 in the fourth quarter of 1999 and $2,867,651 in the third quarter of 1998. These assets were written down to their fair value based on the estimated sales price of the facility less reasonable estimates of additional costs to sell the facility. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

 The equipment taken out of service was removed from a store which was closed during fiscal 1996. During 1999, a portion of this equipment was placed in service at new stores opened during the year and $695,176 was recorded as a non-cash impairment loss on these assets. Subsequent to year-end, the Company sold, at auction, the remaining equipment taken out of service for book value as of February 3, 1999. No additional losses were recognized during the subsequent year-end.


NOTE C - LONG-TERM OBLIGATIONS

 Notes Payable
 --------------

 The Company has a working capital line of credit agreement with a bank providing a maximum of $12,000,000 reduced by amounts converted to a term note and other outstanding borrowings under the line. On January 28, 1998, the Company converted $5,358,000 of this credit facility to a term note. The average borrowings under the line of credit portion of this credit facility for the years ended February 3, 1999 and January 28, 1998 were $4,292,505 and $3,328,000, respectively. The weighted average interest rate during these periods was 9.95% and 9.98%, respectively. The maximum borrowings outstanding under the line of credit at any month end during the periods totaled $5,841,405 and $4,918,405, respectively.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and January 28, 1998


NOTE C - LONG-TERM OBLIGATIONS - Continued

 In connection with restructuring of the bank credit facilities in fiscal 1995, the Company issued its lenders 240,000 warrants to purchase 240,000 shares of Class A common stock at $10 per share. The value of these warrants was recorded as a discount on debt and is being amortized to interest expense over the term of the loans. During fiscal 1997, the Company again restructured its bank credit facilities. In connection with this restructuring, the Company repriced the warrants to $3 per share and issued an additional 120,000 warrants to purchase 120,000 shares of Class A common stock. The value of these warrants was recorded as a discount on debt and is being amortized to interest expense over the term of the loans. Pursuant to the PFCI agreement on January 31, 1997, 144,000 of the outstanding warrants were cancelled, leaving 216,000 warrants at $3 per share at January 28, 1998.

 As of February 3, 1999, the Company entered into an amendment to the term loan and line of credit agreement which repriced the 216,000 outstanding warrants to equal the lowest public market trading price per share for the Company's Class A common stock at the close of trading any day during the period beginning on May 4, 1999 and ending on May 18, 1999. In addition, the Company issued 50,000 new warrants to purchase 50,000 shares of Class A common stock with an exercise price equal to the lowest public market trading price per share for the Company's Class A common stock at the close of trading on any day during the period beginning on May 4, 1999 and ending on May 18, 1999. The Company also agreed to issue 150,000 additional warrants to purchase 150,000 shares of Class A common stock upon the occurrence of certain events. These warrants will be priced in the same manner as the new 50,000 warrants issued. As a result, at February 3, 1999, there were 266,000 warrants outstanding to purchase 266,000 shares of Class A common stock.

 Notes payable at year end consisted of:

                                                                         February 3,        January 28,
                                                                            1999               1998
                                                                          ----------         ----------
  Term note payable to a bank, bearing interest at
   LIBOR rate plus 3.5% or prime rate plus 1.5%
   (effective rate of 8.9% at February 3, 1999),
   due and  payable January 29, 2001.  This term note is
   collateralized by substantially all assets of the Company.             $5,358,000         $5,358,000

  Line of credit agreement with a bank bearing interest
   at prime plus 1.5% maturing January 29, 2001.
   The weighted average interest rate during the period
   was  9.95%.  The line of credit is collateralized by
   substantially all assets of the Company.                                5,841,405          4,918,405

  Mortgage note payable, bearing interest at
   8.5%; interest and principal paid monthly with
   full payment due January 10, 2012, collateralized
   by land, buildings and improvements with a net
   book value of $4,900,000.                                               2,505,512          2,606,872

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and January 28, 1998



NOTE C - LONG-TERM OBLIGATIONS - Continued

   Notes Payable - Continued
   -------------------------

                                                               February 3,   January 28,
                                                                  1999          1998
                                                               -----------   -----------

   Note payable to a bank, bearing interest at a
     variable rate not to exceed 11.9%.                                  -        67,304

   Other                                                            54,678        82,264
                                                               -----------   -----------
                                                                13,759,595    13,032,845

   Capital lease obligations                                     1,540,894       999,969

   Discount on debt                                               (106,695)     (214,671)
                                                               -----------   -----------
                                                                15,193,794    13,818,143
     Less current maturities                                      (991,320)     (459,340)
                                                               -----------   -----------
                                                               $14,202,474   $13,358,803
                                                               ===========   ===========

  Future maturities of notes payable as of February 3, 1999, are as follows:

             Years ending:
               2000                                      $   123,069
               2001                                       11,332,225
               2002                                          143,434
               2003                                          154,985
               2004                                          158,485
               Thereafter                                  1,847,397
                                                         -----------
                                                          13,759,595
       Capital lease obligations                           1,540,894
       Discount on debt                                     (106,695)
                                                         -----------

                                                         $15,193,794
                                                         ===========

   The bank loan agreements include covenants requiring a specified minimum interest coverage and a minimum tangible net worth. As of February 3, 1999, the Company entered into an amendment to the term loan and line of credit agreement which provides for an extension of the maturity date to January 29, 2001 and revision of certain financial covenants.

                  Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and January 28, 1998


NOTE C - LONG-TERM OBLIGATIONS - Continued

 Capital Lease Obligations
 -------------------------

 The Company leases certain equipment under agreements which are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. The effective interest rate on these leases range from 9.5% to 12.7%. Property and equipment includes the following amounts for leases that have been capitalized:

                                                       February 3,   January 28,
                                                          1999          1998
                                                       ------------  -----------

  Equipment                                             $ 4,092,721   $1,813,664
  Accumulated depreciation                               (1,630,646)    (847,075)
                                                         ----------   ----------
                                                        $ 2,462,075   $  966,589
                                                         ==========   ==========

 Future minimum payments of capital leases as of February 3, 1999, are as follows:

 Years ending
   2000                                                  $  976,733
   2001                                                     512,973
   2002                                                     247,377
                                                         ----------
   Total minimum lease payments                           1,737,083
   Less amount representing interest                       (196,189)
                                                         ----------

   Present value of net minimum lease payments           $1,540,894
                                                         ==========


NOTE D - COMMITMENTS AND CONTINGENCIES

 Operating Leases
 ----------------

 The Company leases certain facilities and equipment under agreements classified as operating leases. Total rental expense under all operating lease arrangements was approximately $2,215,000, $3,265,000 and $3,027,000 for the years ended February 3, 1999, January 28, 1998 and January 29, 1997, respectively. Terms of the equipment leases range from four to five years and include an option to terminate at the end of two or three years. At the end of the maximum term, the Company has the option to continue renting the equipment or purchase the equipment at fair market value. Following is a summary of approximate future minimum lease payments due under operating lease agreements as of February 3, 1999:

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and  January 28, 1998


NOTE D - COMMITMENTS AND CONTINGENCIES - Continued

Operating Leases - Continued
----------------------------

  Fiscal year ending
        2000          $ 2,178,286
        2001            2,040,097
        2002            1,826,062
        2003            1,691,592
        2004              838,820
        Thereafter      3,834,357
                      -----------
                      $12,409,214
                      ===========

 Claims and Litigation
 ---------------------

 The Company is involved in various claims and litigation which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

 Year 2000 Issue
 ---------------

 The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.


NOTE E - CONVERTIBLE DEBT

 On January 31, 1997, the Company entered into a series of agreements with Progressive Food Concepts, Inc. (PFCI) pursuant to which PFCI loaned the Company $12,000,000 which is exchangeable for 300,000 shares of Series B convertible preferred stock of the Company, convertible into 3,000,000 shares of the Company's Class A common stock. Pursuant to this agreement, PFCI loaned the Company an additional $1,500,000 on August 11, 1997 and an additional $2,000,000 on May 4, 1998. These additional amounts of $3,500,000 are exchangeable for shares of convertible preferred stock of the Company convertible into an aggregate of 1,375,000 shares of Class A common stock. If not earlier paid or accelerated for payment, the outstanding principal of both these loans become an amortized term loan on January 31, 2002. Both loans may be prepaid at any time without penalty or premium. The Company owed PFCI $15,159,895 and $13,042,403 at February 3, 1999 and January 28, 1998,
 respectively, in connection with these agreements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and January 28, 1998



NOTE E - CONVERTIBLE DEBT - Continued

 Interest accrues on the convertible debt at 5% per annum and is payable on the first day of each quarter. No principal is due on the debt until January 31, 2002 at which time the outstanding principal becomes an amortized term loan payable in 20 equal quarterly installments.

 Costs associated with obtaining the debt are recorded as discount on convertible debt and are being amortized to interest expense over the term of the loans. At February 3, 1999 and January 28, 1998, the unamortized discount on convertible debt was $340,105 and $457,597, respectively.


NOTE F - REDEEMABLE PREFERRED STOCK

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

 The Company also issued transferable warrants to purchase an additional 61,111 shares of Class A common stock. These warrants were exercisable June 15, 1998 and expire in December 2001. These warrants are subject to repurchase by the Company for a nominal purchase price prior to the exercise date upon the occurrence of certain events.

 The preferred stock and warrants are recorded at their relative fair values, net of issuance costs. The excess of redemption value over the carrying value of the preferred stock is being accreted by periodic charges to paid-in capital over the life of the issue.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and January 28, 1998



NOTE G - CONCENTRATION OF CREDIT RISK

 The Company operates retail grocery stores in the metropolitan Atlanta area. The Company also sells to a limited number of commercial entities and carries trade accounts receivable for these customers. Management continually monitors these receivables to minimize the risk of loss.


NOTE H - NET LOSS PER COMMON SHARE

 The following table sets forth the computation of basic and diluted loss per share.

                                                  February 3,   January 28,   January 29,
                                                      1999          1998          1997
                                                  ------------  ------------  ------------

  Numerator for basic and diluted net loss per
   common share-loss attributable to
   common stockholders                            $(6,566,577)  $(6,014,490)  $(1,710,696)
                                                  ===========   ===========   ===========

  Denominator for basic net loss per common
   share-weighted average shares outstanding        6,183,650     6,182,788     6,168,264

  Effect of dilutive options and warrants                   -             -             -
                                                  -----------   -----------   -----------

  Denominator for diluted net loss per common
   share-adjusted weighted average shares
   outstanding                                      6,183,650     6,182,788     6,168,264
                                                  ===========   ===========   ===========

  Basic net loss per share                        $     (1.06)  $     (0.97)  $     (0.28)
                                                  ===========   ===========   ===========

  Diluted net loss per share                      $     (1.06)  $     (0.97)  $     (0.28)
                                                  ===========   ===========   ===========

NOTE I - EMPLOYEE BENEFIT PLANS

 Stock Option Plans
 ------------------

 The Company's board of directors has approved stock option plans which cover up to 675,000 shares of common stock. The plans provide for the expiration of options five to ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions for each of the three years in the period ended February 3, 1999 are summarized below:

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and  January 28, 1998


NOTE I - EMPLOYEE BENEFIT PLANS - Continued

 Stock Option Plans - Continued
 ------------------------------

                                           February 3, 1999      January 28, 1998   January 29, 1997
                                          -----------------      -----------------  -----------------
                                                       Weighted           Weighted           Weighted
                                                        Average            Average           Average
                                                       Exercise           Exercise           Exercise
                                            Shares      Price    Shares    Price    Shares    Price
                                         -------------  ------  ---------  ------  ---------  ------

   Outstanding, beginning of year             583,475    $4.87   384,200    $5.30   170,500   $13.64
   Granted                                    331,320     2.50   314,700     4.67   400,500     5.33
   Exercised                                        -        -         -        -         -        -
   Forfeited                                 (350,855)    4.63  (115,425)    5.74  (186,800)   12.97
                                             --------    -----  --------    -----  --------   ------
   Outstanding, end of year                   563,940    $3.63   583,475    $4.87   384,200   $ 5.30
                                             ========    =====  ========    =====  ========   ======

  The following table summarizes information about stock options outstanding at February 3, 1999:

                                         Options Outstanding                Options Exercisable
                            -------------------------------------------  --------------------------
                                                   Weighted
                                                   Average     Weighted                    Weighted
                                  Number           Remaining   Average      Number         Average
Exercise                      Outstanding at     Contractual   Exercise   Exercisable at   Exercise
Price                        February 3, 1999    Life (Years)   Price    February 3, 1999   Price
--------------------------  -------------------  ------------  --------  ----------------  --------

  $2.50-3.00                            372,540         8.74      $2.63            75,000     $3.00
   4.00                                  40,000         8.37       4.00            20,000      4.00
   6.00                                 151,400         7.38       6.00            63,655      6.00
                                        -------         ----      -----           -------     -----

                                        563,940         8.35      $3.63           158,655     $4.33
                                        =======         ====      =====           =======     =====

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

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and January 28, 1998



NOTE I - EMPLOYEE BENEFIT PLANS - Continued

 Stock Option Plans - Continued
 ------------------------------

                                       February 3, 1999   January 28,1998
                                       -----------------  ----------------

  Net loss                As reported       $(6,566,577)      $(6,014,490)
                          Pro forma          (6,647,075)       (6,506,805)

  Basic net loss per
   common share           As reported       $     (1.06)      $     (0.97)
                          Pro forma               (1.07)            (1.05)
  Diluted net loss per    As reported       $     (1.06)      $     (0.97)
   common share           Pro forma               (1.07)            (1.05)

 For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the year ended February 3, 1999; expected volatility of 78.5%, risk-free interest rate of 6.5%; and expected life of 2 years.

 Health Care Plan
 ----------------

 The Company has a fully insured health care plan which covers all employees who elect to participate. Expenses for this plan charged to operations for the years ended February 3, 1999, January 28, 1998 and January 29, 1997, totaled $1,059,140, $946,953 and $1,014,329, respectively.

 Qualified Retirement Plan
 -------------------------

 The Company has a qualified retirement plan whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make tax-deferred contributions under Internal Revenue Code
 Section 401(k). The Company's contribution is determined at the discretion of the board of directors. There were no contributions made by the Company during the years ended February 3, 1999, January 28, 1998 and January 29, 1997.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and January 28, 1998



NOTE I - EMPLOYEE BENEFIT PLANS - Continued

 Stock Purchase Plan
 -------------------

 The Company has an employee stock purchase plan which covers up to 300,000 shares of common stock whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make contributions which are used to purchase shares of the Company's common stock. The purchase price for shares is 85% of the fair market value of common stock at the end of the purchasing cycle. Employees purchased 7,118 and 591 shares under this plan during fiscal 1999 and 1998, respectively.


NOTE J - INCOME TAXES

 The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance summarized as follows:

                                                       Estimated deferred
                                                        income tax effect
                                                    ---------------------------
                                                      February 3,  January 28,
                                                         1999        1998
                                                    -------------  ------------
Deferred income tax assets
 Net operating loss carryforward                    $ 12,315,000   $  9,033,000
 Inventories                                              72,000         87,000
 Notes receivable allowance                                    -        352,000
 Allowance for decrease in market value of asset         568,000        300,000
 Impairment loss                                       1,332,000      1,104,000
 Charitable contributions carryforward                   102,000         93,000
 Accrued liabilities not deductible until paid           204,000        205,000
 Other                                                     3,000         23,000
                                                    -------------  ------------
  Gross deferred income tax assets                    14,596,000     11,197,000
 Deferred income tax asset valuation allowance       (13,713,000)   (10,214,000)
                                                    -------------  ------------
  Net deferred income tax assets                         883,000        983,000
                                                    ------------   ------------
Deferred income tax liabilities
 Property and equipment                                 (883,000)      (983,000)
                                                    ------------   ------------
                                                    $          -   $          -
                                                    ============   ============

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and January 28, 1998



NOTE J - INCOME TAXES - Continued

 At February 3, 1999, the Company had net operating loss carryforwards of approximately $31,987,000 available to reduce future taxable income which expire as follows:

                                           Net
          Fiscal                         Operating
          Year                             Loss
          --------                      -----------

           2009                         $ 5,965,000
           2010                           6,766,000
           2011                           9,822,000
           2012                           2,564,000
           2013                           1,051,000
           2018                           5,819,000
                                        -----------
                                        $31,987,000
                                        ===========

 Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended February 3, 1999, January 28, 1998 and January 29, 1997 are as follows:

                                February 3,   January 28,   January 29,
                                   1999          1998          1997
                                -----------   -----------   -----------
  Income tax benefit at 34%       (34.0)%       (34.0)%       (34.0)%
  State taxes, net of Federal
    income tax effect              (4.5)         (4.5)         (4.5)
  Tax benefit of losses
   not recognized                  38.5          38.5          38.5
                                  -----         -----         -----

   Effective tax rate                 - %           - %           - %
                                  =====         =====         =====


                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 3, 1999 and January 28, 1998



NOTE K - FINANCIAL INSTRUMENTS

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

 The Company believes that it is not practical to estimate a fair value different from the redeemable preferred stock's carrying value as this security has numerous unique features as described in Note E.


NOTE L - PLANS FOR FUTURE OPERATIONS AND FINANCING

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

                     HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                                  SCHEDULE II
           CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                   Balance at                                       Balance at
                                                    Beginning                                         End of
For the year ended  Description                     of Period        Additions       Deductions       Period
------------------  -----------                     ---------        ---------       ----------       ------

February 3, 1999  Allowance for doubtful
                  accounts receivable            $    60,000         $       -          $51,882    $     8,118

                  Valuation allowance -
                  Deferred tax asset             $10,214,000         $3,499,000         $     -    $13,713,000
                                                 ===========         ==========         =======    ===========


January 28, 1998  Allowance for doubtful
                  accounts receivable            $    25,000         $   35,000         $     -    $    60,000

                  Valuation allowance -
                  Deferred tax asset             $ 8,055,000         $2,159,000         $     -    $10,214,000
                                                 ===========         ==========         =======    ===========


January 29, 1997  Allowance for doubtful
                  accounts receivable            $    25,000         $        -         $     -    $    25,000

                  Valuation allowance -
                  Deferred tax asset             $ 7,834,000         $  221,000         $     -    $ 8,055,000
                                                 ===========         ==========         =======    ===========
