Form 10-Q
period 1999-05-05
HARRYS FARMERS MARKET INC
filed 1999-06-21
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarterly Period Ended                     Commission File Number:
             May 5, 1999                                        0-21486


                         HARRY'S FARMERS MARKET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Georgia                                                               58-2037452
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)


1180 Upper Hembree Road, Roswell, Georgia                                  30076
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (770) 667-8878
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

                      Yes    X                     No _________________
                          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class A Common                              4,139,375
     ------------------------                ----------------------------
             Class                           Outstanding at June 17, 1999

          Class B Common                               2,050,701
  -----------------------------              ----------------------------
             Class                           Outstanding at June 17, 1999

                        PART I - FINANCIAL INFORMATION


                        ITEM 1.    Financial Statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                                      (Unaudited)
                                                             May 5,                    February 3,
                                                              1999                        1999
                                                     -------------------          ------------------
ASSETS

CURRENT ASSETS
     Cash                                                  $         341               $       1,697
     Accounts receivable, net of allowance                            51                         526
     Inventories                                                   6,817                       7,138
     Other receivables                                               135                           -
     Prepaid expenses                                                454                         431
     Assets held for sale                                              -                         281
     Other current assets                                             18                          76
                                                     -------------------          ------------------
          Total current assets                                     7,816                      10,149
                                                     -------------------          ------------------

PROPERTY AND EQUIPMENT
     Buildings                                                    31,455                      31,328
     Equipment                                                    30,744                      30,438
     Vehicles                                                        196                         191
                                                     -------------------          ------------------
                                                                  62,395                      61,957
Accumulated depreciation                                         (28,998)                    (27,861)
                                                     -------------------          ------------------

                                                                  33,397                      34,096
Land                                                               7,224                       7,224
                                                     -------------------          ------------------
          Total property and equipment                            40,621                      41,320
                                                     -------------------          ------------------


OTHER ASSETS
     Assets held for sale                                          4,900                       4,900
     Deposits on equipment                                           344                         240
     Loan costs                                                      107                         110
     Other                                                            10                         268
                                                     -------------------          ------------------
                                                                   5,361                       5,518
                                                     -------------------          ------------------

     Total assets                                          $      53,798               $      56,987
                                                     ===================          ==================


                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                                       (Unaudited)
                                                              May 5,                  February 3,
                                                               1999                      1999
                                                         ----------------           --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term obligations         $           664            $          991
     Accounts payable - trade                                      6,803                     8,729
     Workers' compensation and general liability
      insurance                                                      246                       253
     Accrued payroll and payroll taxes payable                       592                       625
     Sales taxes payable                                              80                       128
     Other accrued liabilities                                     1,073                       870
                                                         ---------------            --------------
          Total current liabilities                                9,458                    11,596
                                                         ---------------            --------------


LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                  13,278                    14,203
                                                         ---------------            --------------


CONVERTIBLE DEBT                                                  15,189                    15,159
                                                         ---------------            --------------


OTHER NON-CURRENT LIABILITIES                                        505                       478
                                                         ---------------            --------------


REDEEMABLE PREFERRED STOCK                                        10,619                    10,582
                                                         ---------------            --------------


STOCKHOLDERS' EQUITY
     Common Stock - Class A                                       34,681                    34,681
     Common Stock - Class B                                        3,936                     3,936
     Additional Paid-in Capital                                    1,343                     1,380
     Accumulated deficit                                         (35,211)                  (35,028)
                                                         ---------------            --------------
          Total stockholders' equity                               4,749                     4,969
                                                         ---------------            --------------

          Total liabilities and stockholders' equity     $        53,798            $       56,987
                                                         ===============            ==============

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share date                                    For the Thirteen Weeks Ended,
                                                               --------------------------------------------------------

                                                                      May 5, 1999                    April 29, 1998
                                                               -----------------------         ------------------------
Net sales                                                      $  33,674         100.0 %       $33,059            100.0 %
Cost of goods sold                                                24,339          72.3 %        23,319             70.5 %
                                                               ---------         -----         -------          -------

Gross profit                                                       9,335          27.7 %         9,740             29.5 %
                                                               ---------         -----         -------          -------
Operating expenses
     Direct store expenses                                         5,847          17.4 %         5,310             16.1 %
     Selling, general & administrative expenses                    3,146           9.3 %         3,070              9.3 %
     Depreciation and other amortization                           1,033           3.1 %         1,038              3.1 %
                                                               ---------         -----         -------          -------
Total operating expenses                                          10,026          29.8 %         9,418             28.5 %
                                                               ---------         -----         -------          -------

Operating income (loss)                                             (691)         (2.1)%           322              1.0 %

Interest expense                                                     503           1.5 %           597              1.8 %
Other income                                                      (1,011)         (3.0)%          (335)            (1.0)%
                                                               ---------         -----         -------          -------

Pretax income                                                       (183)         (0.6)%            60              0.2 %

Income taxes                                                           -           0.0 %             -
                                                               ---------         -----         -------          -------

Net income                                                          (183)         (0.6)%            60              0.2 %

Provision for accretion of warrants                                  (37)         (0.1)%           (37)            (0.1)%
                                                               ---------         -----         -------          -------

Net income applicable to common shareholders                   $    (220)         (0.7)%       $    23              0.1 %
                                                               =========         =====         =======          =======
Net income (loss) per common share - Basic                     $   (0.04)                      $  0.00
                                                               =========                       =======
Net income (loss) per common share - Diluted                   $   (0.04)                      $ (0.02)
                                                               =========                       =======

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


Amounts in thousands, except per share data                                    For the Thirteen Weeks Ended,
                                                                      ---------------------------------------------

                                                                       May 5, 1999                April 29, 1998
                                                                      ---------------------------------------------
Changes in Cash

Cash flows from operating activities:
     Net income                                                          $    (183)                  $     60
     Adjustments to reconcile net earnings
     to cash provided by operations:
          Depreciation and amortization                                      1,153                      1,110
          (Gain) or loss on sale of assets                                    (100)                         -
          (Increase) decrease in accounts receivables                          409                        (47)
          Increase (decrease) in inventories                                   321                       (126)
          Increase in prepaid and deferred expenses                            (23)                      (148)
          (Increase) decrease in other current assets                            7                        214
          Decrease in accounts payable                                      (1,925)                      (702)
          Increase (decrease) in accrued liabilities                           124                       (101)
          Increase (decrease) in deferred revenue                                -                        (25)
                                                                         ---------                   --------
          Net cash provided by (used in) operating activities                 (217)                       235
                                                                         ---------                   --------
Cash flows from investing activities:
     Capital expenditures, including capitalized interest                     (296)                      (862)
     Proceeds from sale of property and equipment                              100                         42
     Proceeds from sale of other assets                                        262                         25
     (Increase) decrease in notes receivable                                    --
                                                                         ---------                   --------
          Net cash provided by (used in) investing activities                   66                       (795)
                                                                         ---------                   --------
Cash flows from financing activities:
     Line of credit                                                           (846)                       157
     Principal payments on long-term obligations                              (359)                      (539)
     Proceeds from warrants                                                     --                          -
                                                                         ---------                   --------
          Net cash used in  financing activities                            (1,205)                      (382)
                                                                         ---------                   --------

Net decrease in cash                                                        (1,356)                      (942)

Cash at beginning of period                                                  1,697                      1,479
                                                                         ---------                   --------

Cash at end of period                                                    $     341                   $    537
                                                                         =========                   ========

Supplemental Schedule of Noncash Investing and Financing
   Activities:
     Capital leases                                                      $      --                   $  2,385
                                                                         =========                   ========

                 See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 5, 1999


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of May 5, 1999, and the results of operations and cash flows for the thirteen weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended February 3, 1999, included in the Company's Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended May 5, 1999, are not necessarily indicative of the results for the entire 2000 fiscal year.

NOTE B - INVENTORIES

Inventories consist primarily of grocery items, which are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.

NOTE C - EARNINGS PER SHARE

Basic net earnings per common share are based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period. All comparative earnings per share data for prior periods presented have been restated. The following table sets forth the computation of basic and diluted income (loss) per share.

                                                                  May 5, 1999                     April 29, 1998
                                                                  -----------                     --------------
Numerator for basic net income (loss) per common share            $    (220)                      $    23
Interest savings from assumed conversion of Debt                          -                           198
Write off of discount on convertible debt                                 -                          (428)
                                                                  -----------                     --------------
Numerator for diluted net income (loss) per common share          $    (220)                      $  (207)
                                                                  ===========                     ==============

Denominator for basic net income (loss) per common share -
 weighted average shares outstanding                                  6,183                         6,183
Effect of assumed conversion of debt and preferred stock                  -                         5,067
                                                                  -----------                     --------------

Denominator for diluted net income (loss) per common share -
 adjusted weighted average shares outstanding                         6,183                        11,250
                                                                  ===========                     ==============

Basic net income (loss) per share                                 $   (0.04)                      $  0.00
                                                                  ===========                     ==============
Diluted net income (loss) per share                               $   (0.04)                      $ (0.02)
                                                                  ===========                     ==============

NOTE D - CLAIMS AND LITIGATION

The Company is involved in various claims and litigation, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended May 5, 1999 (the "First Quarter of Fiscal 2000") compared to Thirteen Weeks Ended April 29, 1998 (the "First Quarter of Fiscal 1999").

          Net sales for the First Quarter of Fiscal 2000 were approximately $33.7 million, compared to approximately $33.1 million for the First Quarter of Fiscal 1999. The sales increase of $0.6 million or approximately 1.8%, consisted of a comparable store sales decrease of 10.3% for the quarter, which was more than offset by a $3.8 million sales increase from new stores. Management believes that the decrease in comparative store sales is largely due to growing competition in the Atlanta area.

          Gross profits in the First Quarter of Fiscal 2000 decreased to approximately $9.3 million or 27.7 % of net sales, compared to approximately $9.7 million or 29.5% of net sales in the First Quarter of Fiscal 1999. The decrease in gross profit dollars was largely due to lower same store sales and a lower gross profit percent. This decrease was partially offset by sales from new stores.

          Direct store expenses increased to approximately $5.8 million or 17.4 % of net sales in the First Quarter of Fiscal 2000 compared to approximately $5.3 million or 16.1% of net sales in the First Quarter of Fiscal 1999. Direct store expenses increased due to (1) the addition of two new Harry's In a Hurry stores, which generally incur higher direct store expenses as a percent of sales than mega stores, and (2) the decrease in comparable store sales which resulted in direct store expenses at comparable stores increasing as a percent of sales.

          Selling, general and administrative expenses for the First Quarter of Fiscal 2000 were relatively flat compared to the First Quarter of Fiscal 1999.

          Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) also did not change significantly from the same quarter last year. The decrease in depreciation that resulted from certain assets becoming fully depreciated since the First Quarter of Fiscal 1999 was largely offset by the depreciation on new assets added since the first quarter of last year. The assets added since the First Quarter of Fiscal 1999 related mainly to the two new Harry's In a Hurry stores opened late in fiscal 1999.

          Due to the reasons set forth above, the Company had an operating loss of approximately $(0.7) million or (2.1) % of net sales during the first quarter of 2000 compared to an operating profit of approximately $0.3 million or 1.0 % of net sales in the First Quarter of Fiscal 1999.

          Interest expense decreased slightly to approximately $0.5 million or 1.5% of net sales in the First Quarter of Fiscal 2000, compared to approximately $0.6 million or 1.8 % of net sales in the First Quarter of Fiscal 1999. This decrease was primarily attributable to a lower average interest rate partially offset by a slightly higher average debt balance.

          Other income increased to approximately $1.0 million or 3.0 % of net sales during the First Quarter of Fiscal 2000, from approximately $0.3 million or 1.0 % of net sales in the First Quarter of Fiscal 1999. This increase was primarily due to the Company receiving approximately $500,000 from the sale of certain property rights related to the use of a billboard on one of the Company's properties.

          For the First Quarters of Fiscal 2000 and 1999 no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $32.0 million that may be applied against future earnings. However, should the Company experience a change in ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the extent that the Company may apply such loss carry forwards may be limited.

          As a result of the above, the Company's had a net loss applicable to common shareholders for the First Quarter of Fiscal 2000 of approximately $(0.2) million or $(0.04) per common share - Basic, compared with net income applicable to common shareholders of approximately $0.0 million or $0.00 per common share - Basic, during the First Quarter of Fiscal 1999.

Liquidity And Capital Resources

          During the First Quarter of Fiscal 2000, the Company's operating activities used approximately $0.2 million of cash flow. The Company invested approximately $0.3 million for capital expenditures, and received approximately $0.4 million in proceeds from the sale of certain assets. Additionally, during the First Quarter of Fiscal 2000, the Company paid approximately $0.8 million on its line of credit and approximately $0.4 million on its long-term obligations. As a result, net cash during the First Quarter of Fiscal 2000 decreased by approximately $1.4 million, which resulted in a cash balance at the end of the First Quarter of Fiscal 2000 of approximately $0.3 million. As of the end of the First Quarter of Fiscal 2000, the Company had approximately $1.7 million in additional borrowing capacity available under its bank line of credit.

          Cash provided by investing activities in the First Quarter of Fiscal 2000 was approximately $0.1 million. Investing activities consisted of approximately $0.3 million of capital expenditures for property and equipment relating to stores, manufacturing facilities and the corporate infrastructure. In addition, cash provided by investing activities consisted of approximately $0.1 million in proceeds from the sale of equipment and approximately $0.3 million in proceeds from the sale of other assets.

          To increase liquidity, the Company continues to seek purchaser(s) /leasee(s) for the unused portion of its distribution facility, as well as a remaining outparcel at its Gwinnett County megastore property.

          In the First Quarter of Fiscal 2000 the Company had a working capital deficit of approximately $1.6 million, compared to a working capital deficit of approximately $1.4 million at the end of the prior fiscal year end. At the end of the First Quarter of 2000, the Company had approximately $1.7 million available on its bank line of credit, compared to approximately $0.8 million available on the bank line at the end of fiscal 1999. The improvement in the Company's total working capital position (the sum of its new working capital deficit and the amount available under its line of credit) in the First Quarter of Fiscal 2000 compared to the end of the prior year is due to (1) the Company obtaining long-term operating leases to finance certain equipment for the two new Harry's In A Hurry stores which opened in fiscal 1999 and (2) the sale of the right to place a billboard on its property for approximately $500,000.

          The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on the availability of internally generated funds and the continued availability of, and compliance with, its credit facilities. Management believes that internally generated funds and available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 2000. However, if there is a significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

Year 2000

          In 1997, the Company established an investigative group supervised by Harry A. Blazer, the President and Chief Executive Officer of the Company, which consisted of personnel from the Company's internal MIS department and outside product specialists. This group has identified all computer-based systems and applications that the Company uses in its operations and has categorized them by their critical nature to the operations of the Company. The group is in the process of determining and performing the necessary modifications and replacements to insure that the Company's operations will be minimally effected by the Year 2000 issue.

          Although the investigative group is also verifying the Year 2000 compliance of the Company's significant outside vendors, at the present time, it does not believe that the failure of any particular third party to be Year 2000 compliant will have a material adverse effect on the operations or financial condition of the Company. The investigative group is also in the process of establishing and implementing a contingency plan for the Company to provide alternative methods to insure the continuation of the Company's operations in the event of a Year 2000 based failure either internally or externally.

          Based on current information, management believes that all hardware and software modifications necessary to operate and effectively manage the Company will be performed by the beginning of the year 2000 and that related expenditures over the remainder of fiscal 2000 will not exceed $300,000.

Other Matters

          The Nasdaq Stock Market has various requirements for continued listing on the Nasdaq National Market, including a requirement that the total market capitalization of the Company not fall below $5,000,000 for any 30-consecutive business day period. The Company has received notice from the Nasdaq National Market that it does not currently satisfy the minimum market capitalization requirement. The Company has requested a hearing with the Nasdaq National Market to extend the deadline by which the Company must be in compliance with this requirement. There can be no assurance that the results of the Company will be effective in meeting such requirement within any timeframe set out by the Nasdaq Stock Market and, therefore, that the Company will be able to continue to list its Class A Common Stock on the Nasdaq National Market.

Cautionary Statement For Purposes Of "Safe Harbor Provisions" Of The Private Securities Litigation Reform Act Of 1995.

          Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, changes in state or federal legislation or regulation, inability to develop new stores as planned, acceptance of new stores, stability and availability of product costs, unavailability of anticipated financings, interest rates, the impact of certain litigation and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

ITEM 3. Quantitative And Qualitative Disclosure About Market Risk.

       Not Applicable.

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

          In addition, on May 7, 1999, Fine Distributing, Inc. ("Fine") filed suit against the Company in the Superior Court of Cobb County, Georgia, alleging that the Company repudiated a distributing agreement with Fine (the "Complaint"), in breach of the terms of the agreement. Fine is seeking an unspecified amount of damages. The Company has timely answered the Complaint and has filed certain counterclaims against Fine related to the distribution agreement, including claims that Fine breached the distribution agreement and conspired with another party to defraud the Company. The Company has not yet determined the amount of damages it has suffered as a result of these breaches. The Company believes the claims made by Fine are without merit and intends to vigorously defend itself against all allegations as well as pursue all remedies available to the Company raised in its counterclaims; however, due to the uncertainties of litigation, the Company is unable to predict an outcome at this time. Discovery in this action has just begun.

Item 2.   Changes in Securities

          There been no material modification in the instruments defining the rights of shareholders during the First Quarter of Fiscal 2000. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

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


                                            HARRY'S FARMERS MARKET, INC.



Dated:  June 18, 1999                       By:   /S/ HARRY A. BLAZER
      ---------------                          ---------------------------
                                                  HARRY A. BLAZER
                                                  Chairman, President and
                                                  Chief Executive Officer
                                                  (principal executive officer)



                                            By:   /S/ JOHN D. BRANCH
Dated:  June 18, 1999                          --------------------------
      ---------------                             John D. Branch
                                                  Chief Financial Officer
                                                  (principal financial and
                                                   accounting officer)