Form 10-Q
period 1999-08-04
HARRYS FARMERS MARKET INC
filed 1999-09-20
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                       Commission File Number:
        August 4, 1999                                  0-21486


                         HARRY'S FARMERS MARKET, INC.
                        ------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                       58-2037452
            -------                                       ----------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)



1180 Upper Hembree Road, Roswell, Georgia                   30076
-----------------------------------------                 --------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (770) 667-8878
                                                     --------------


                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X            No
                    -------              ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class A Common                              4,139,375
  -------------------------------         ---------------------------------
              Class                       Outstanding at September 16, 1999

           Class B Common                              2,050,701
  -------------------------------         ---------------------------------
              Class                       Outstanding at September 16, 1999

                        PART I - FINANCIAL INFORMATION


                        ITEM 1.    Financial Statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                                      (Unaudited)
                                                           August 4,                   February 3,
                                                              1999                        1999
                                                     -------------------          ------------------
ASSETS

CURRENT ASSETS
     Cash                                                     $      708                    $  1,697
     Accounts receivable, net of allowance                            43                         526
     Inventories                                                   8,794                       7,138
     Prepaid expenses                                                557                         431
     Assets held for sale                                              -                         281
     Other current assets                                              -                          76
     Deferred transaction costs                                      165                          --
                                                     -------------------          ------------------
          Total current assets                                    10,267                      10,149
                                                     -------------------          ------------------

PROPERTY AND EQUIPMENT
     Buildings                                                    31,676                      31,328
     Equipment                                                    30,602                      30,438
     Vehicles                                                        184                         191
                                                     -------------------          ------------------
                                                                  62,462                      61,957
Accumulated depreciation                                       ( 30,113 )                    (27,861)
                                                     -------------------          ------------------
                                                                  32,349                      34,096
Land                                                               7,224                       7,224
                                                     -------------------          ------------------
          Total property and equipment                            39,573                      41,320
                                                     -------------------          ------------------


OTHER ASSETS
     Assets held for sale                                          4,900                       4,900
     Deposits on equipment                                           247                         240
     Loan costs                                                      134                         110
     Other                                                           289                         268
                                                     -------------------          ------------------
                                                                   5,570                       5,518
                                                     -------------------          ------------------

     Total assets                                             $   55,410                    $ 56,987
                                                     ===================          ==================

                 See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                                       (Unaudited)
                                                            August 4,                 February 3,
                                                               1999                      1999
                                                         ----------------           ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term obligations               $     561                  $    991
     Accounts payable - trade                                      6,915                     8,729
     Workers' compensation and general liability
      insurance                                                      281                       253
     Accrued payroll and payroll taxes payable                       625                       625
     Sales taxes payable                                              55                       128
     Other accrued liabilities                                     1,205                       870
                                                       -----------------          ----------------
          Total current liabilities                                9,642                    11,596
                                                       -----------------          ----------------

LONG-TERM OBLIGATIONS, NET OF CURRENT   MATURITIES                14,876                    14,203
                                                       -----------------          ----------------

CONVERTIBLE DEBT                                                  15,219                    15,159
                                                       -----------------          ----------------

OTHER NON-CURRENT LIABILITIES                                        462                       478
                                                       -----------------          ----------------

REDEEMABLE PREFERRED STOCK                                        10,656                    10,582
                                                       -----------------          ----------------


STOCKHOLDERS' EQUITY
     Common Stock - Class A                                       34,681                    34,681
     Common Stock - Class B                                        3,936                     3,936
     Additional Paid-in Capital                                    1,306                     1,380
     Accumulated deficit                                        (35,368 )                  (35,028)
                                                       -----------------          ----------------
          Total stockholders' equity                               4,555                     4,969
                                                       -----------------          ----------------

          Total liabilities and stockholders' equity           $  55,410                  $ 56,987
                                                       =================          ================

                 See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)



Amounts in thousands, except per share date                                     For the Thirteen Weeks Ended,
                                                --------------------------------------------------------------------------------

                                                                August 4, 1999                        July 29, 1998
                                                --------------------------------------   ---------------------------------------
Net sales                                                  $35,160               100.0 %            $34,404                100.0 %
Cost of goods sold                                          24,967                71.0               25,030                 72.8
                                                ------------------   -----------------   ------------------         ------------

Gross profit                                                10,193                29.0                9,374                 27.2
                                                ------------------   -----------------   ------------------         ------------

Operating expenses
     Direct store expenses                                   5,943                16.9                5,490                 16.0
     Selling, general & administrative expenses              3,052                 8.7                3,548                 10.3
     Depreciation and other amortization                     1,018                 2.9                  889                  2.6
                                                ------------------   -----------------   ------------------         ------------
Total operating expenses                                    10,013                28.5                9,927                 28.9
                                                ------------------   -----------------   ------------------         ------------

Operating income (loss)                                        180                 0.5                 (553)                (1.7)

Interest expense                                              (569)               (1.6)                (600)                (1.7)
Other income                                                   232                 0.6                  342                  1.0
                                                ------------------   -----------------   ------------------         ------------

Pretax loss                                                   (157)               (0.5)                (811)                (2.4)

Income taxes                                                     -                   -                    -                    -
                                                ------------------   -----------------   ------------------         ------------

Net loss                                                      (157)               (0.5)                (811)                (2.4)

Provision for accretion of warrants                            (37)               (0.1)                 (37)                (0.1)
                                                ------------------   -----------------   ------------------         ------------

Net loss applicable to common shareholders                 $  (194)               (0.6)%            $  (848)                (2.5)%
                                                ==================  ==================   ==================         ============
Net loss per common share - Basic                           $(0.03)                                 $( 0.14)
                                                ==================                       ==================
Net loss per common share - Diluted                         $(0.03)                                  $(0.14)
                                                ==================                       ==================


                 See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)



Amounts in thousands, except per share date                            For the Twenty-Six Weeks Ended,
                                                ---------------------------------------------------------------------------------

                                                              August 4, 1999                         July 29, 1998
                                                -------------------------------------   -----------------------------------------
Net sales                                                  $68,834              100.0 %            $67,463                100.0 %
Cost of goods sold                                          49,306               71.6               48,349                 71.7
                                                ------------------  -----------------   ------------------          -----------

Gross profit                                                19,528               28.4               19,114                 28.3
                                                ------------------  -----------------   ------------------          -----------

Operating expenses
     Direct store expenses                                  11,790               17.1               10,800                 16.0
     Selling, general & administrative expenses              6,198                9.0                6,618                  9.8
     Depreciation and other amortization                     2,051                3.0                1,927                  2.8
                                                ------------------  -----------------   ------------------          -----------
Total operating expenses                                    20,039               29.1               19,345                 28.6
                                                ------------------  -----------------   ------------------          -----------

Operating loss                                                (511)              (0.7)                (231)                (0.3)

Interest expense                                            (1,072)              (1.6)              (1,197)                (1.8)
Other income                                                 1,243                1.8                  677                  1.0
                                                ------------------  -----------------   ------------------          -----------

Pretax loss                                                   (340)              (0.5)                (751)                (1.1)

Income taxes                                                     -                  -                    -
                                                ------------------  -----------------   ------------------          -----------

Net loss                                                      (340)              (0.5)                (751)                   -
                                                ------------------  -----------------   ------------------          -----------
Provision for accretion of warrants                            (74)              (0.1)                 (74)                (0.1)
                                                ------------------  -----------------   ------------------          -----------
Net loss applicable to common shareholders                 $  (414)              (0.6)%            $  (825)                (1.2)%
                                                ==================  =================   ==================          ===========
Net loss per common share - Basic                           $(0.07)                                $( 0.13)
                                                ==================                      ==================
Net loss per common share - Diluted                         $(0.07)                                 $(0.13)
                                                ==================                      ==================

                 See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


Amounts in thousands, except per share data                  For the Twenty-Six Weeks Ended,
                                                     --------------------------------------------

                                                        August 4, 1999             July 29, 1998
                                                     --------------------------------------------
Changes in Cash

Cash flows from operating activities:
     Net income                                                $  (340)                   $  (751)
     Adjustments to reconcile net earnings
     to cash provided by operations:
          Depreciation and amortization                          2,314                      2,263
          Amortization of debt discount                            114                          -
          Gain on sale of assets                                   (60)                         -
          Decrease in receivables                                  473                        103
          Increase in inventories                               (1,656)                      (725)
          Increase in prepaid expenses                            (126)                      (124)
          Increase in other current assets                         (51)                       (18)
          Decrease in accounts payable                          (1,814)                      (395)
          Increase in accrued liabilities                          346                        427
          Decrease in deferred revenue                             (72)                       (72)
                                                     -----------------          -----------------
          Net cash provided by (used in) operating
           activities                                             (872)                       708
                                                     -----------------          -----------------
Cash flows from investing activities:
     Capital expenditures, including capitalized
      interest                                                    (574)                    (2,334)
     Proceeds from sale of property and equipment                  145                         37
     Proceeds from sale of other assets                            262                          -
     Decrease in notes receivable                                    -                         50
                                                     -----------------          -----------------
          Net cash used in investing activities                   (167)                    (2,247)
                                                     -----------------          -----------------
Cash flows from financing activities:
     Line of credit                                                800                        172
     Principal payments on long-term obligations                  (611)                    (1,038)
     Proceeds from issuance of convertible debt                      -                      2,000
     Deferred loan costs                                          (139)                         -
                                                     -----------------          -----------------
          Net cash provided by  financing activities                50                      1,134
                                                     -----------------          -----------------

Net decrease in cash                                              (989)                      (405)

Cash at beginning of period                                      1,697                      1,479
                                                     -----------------          -----------------

Cash at end of period                                          $   708                    $ 1,074
                                                     =================          =================

Supplemental Schedule of Noncash Investing and
 Financing
   Activities:
     Capital leases                                    $             -                    $ 2,385
                                                     =================          =================

                 See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                                August 4, 1999


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of August 4, 1999, and the results of operations and cash flows for the twenty-six weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 3, 1999, included in the Company's Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended August 4, 1999, are not necessarily indicative of the results for the entire 2000 fiscal year.

NOTE B - INVENTORIES

Inventories consist primarily of grocery items, which are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.

NOTE C - EARNINGS PER SHARE

Basic net earnings per common share are based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period. All comparative earnings per share data for prior periods presented have been restated. The following table sets forth the computation of basic and diluted income (loss) per share.

For the thirteen weeks ended:

                                                                 August 4, 1999                     July 29, 1998
                                                             --------------------              --------------------
Numerator for basic loss per common share                                  $ (194)                           $ (848)
                                                             ====================              ====================

Denominator for basic loss per common share - weighted
 average shares outstanding                                                $6,183                            $6,183
Effect of assumed conversion of debt and preferred stock                        -                                 -
                                                             --------------------              --------------------
Denominator for diluted net loss per common share -
 adjusted weighted average shares outstanding                              $6,183                            $6,183
                                                             ====================              ====================

Basic net loss per share                                                   $(0.03)                           $(0.14)
                                                             ====================              ====================
Diluted net loss per share                                                 $(0.03)                           $(0.14)
                                                             ====================              ====================

For the twenty-six weeks ended:

                                                                 August 4, 1999                     July 29, 1998
                                                             --------------------              --------------------
Numerator for basic loss per common share                                  $ (414)                           $ (825)
                                                             ====================              ====================

Denominator for basic loss per common share -weighted
 average shares outstanding                                                 6,183                             6,183
Effect of assumed conversion of debt and preferred stock                        -                                 -
                                                             --------------------              --------------------

Denominator for diluted net loss per common share
 adjusted weighted average shares outstanding                               6,183                             6,183
                                                             ====================              ====================

Basic net loss per share                                                   $(0.07)                           $(0.13)
                                                             ====================              ====================
Diluted net loss per share                                                 $(0.07)                           $(0.13)
                                                             ====================              ====================

NOTE D - CLAIMS AND LITIGATION

The Company is involved in various claims and litigation, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

NOTE E - SETTLEMENT WITH PROGRESSIVE FOOD CONCEPTS, INC.

On September 2, 1999, the Company executed an agreement, subject to certain conditions, to terminate its relationship with Progressive Food Concepts, Inc. ("Progressive"), a subsidiary of Boston Chicken, Inc. The agreement to terminate the relationship was approved by the U.S. Bankruptcy Court in Phoenix, Arizona on August 26, 1999, where Boston Chicken and Progressive are involved in bankruptcy proceedings.

Pursuant to the proposed settlement, the Company would pay Progressive $4.0 million in exchange for the satisfaction of all debt owed to Progressive including $15.5 million of convertible debt; the termination of all consulting obligations between the parties; the cancellation of warrants to purchase 2.0 million shares of the Company's common stock, and the surrender by Progressive of its rights to use the Company's intellectual property. The settlement, upon consummation, would result in a complete termination of the business relationship between the Company, Progressive and Boston Chicken, Inc. The settlement is subject to the Company obtaining adequate financing, and, if necessary, the consent of its senior lender. In addition, the settlement must be consummated within 30 days of the bankruptcy court approval, unless extended an additional 15 days by the parties. If the settlement does not close within this time frame, additional bankruptcy court approval would be required.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended August 4, 1999 (the "Second Quarter of Fiscal 2000") compared to Thirteen Weeks Ended July 29, 1998 (the "Second Quarter of Fiscal 1999").

          Net sales for the Second Quarter of Fiscal 2000 were approximately $35.2 million, compared to approximately $34.4 million for the Second Quarter of Fiscal 1999. The sales increase of $0.8 million or approximately 2.3%, consisted of a $4.0 million sales increase from new stores, which was partially offset by a comparable store sales decrease of 8.8 % for the Second Quarter of Fiscal 2000. Management believes that the decrease in comparative store sales is largely due to growing competition in the Atlanta market and cannibalization by its new stores.

          Gross profits in the Second Quarter of Fiscal 2000 increased to approximately $10.2 million or 29.0% of net sales, compared to approximately $9.4 million or 27.2% of net sales in the Second Quarter of Fiscal 1999. The increase in gross profit dollars was largely due to a higher gross profit percent and from gross margin dollars related to the net increase in sales.

          Direct store expenses increased to approximately $5.9 million or 16.9 % of net sales in the Second Quarter of Fiscal 2000 compared to approximately $5.5 million or 16.0% of net sales in the Second Quarter of Fiscal 1999. Direct store expenses increased as a percent of sales due to (1) the addition of two new Harry's In a Hurry stores, which generally incur higher direct store expenses as a percent of sales than mega stores and (2) the decrease in comparable store sales which resulted in direct store expenses at comparable stores increasing as a percent of sales.

          Selling, general and administrative expenses for the Second Quarter of Fiscal 2000 decreased to $3.1 million or 8.7% of sales compared to $3.5 million or 10.3% of sales in the Second Quarter of Fiscal 1999. The decrease was due to
(1) a focused effort by the Company to control its selling, general and administrative expense and (2) an increase in net sales over which to spread the cost.

          Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) was $1.0 million or 2.9% of sales for the Second Quarter of Fiscal 2000 compared to $0.9 million or 2.6% of sales for the Second Quarter of Fiscal 1999. The slight increase in depreciation in the Second Quarter of Fiscal 2000 is primarily due to the build-out of certain properties (mainly related to the addition of two new stores and the relocation of the bakery facility to the Alpharetta mega-store in the first part of fiscal 2000). The increase in depreciation and amortization costs related to the new assets was primarily offset by assets which have become fully depreciated since the end of the Second Quarter of Fiscal 1999.

          Due to the reasons set forth above, the Company had an operating profit of approximately $0.2 million or 0.5 % of net sales during the Second Quarter of 2000 compared to an operating loss of approximately $(0.6) million or (1.7) % of net sales in the Second Quarter of Fiscal 1999.

          Interest expense in the Second Quarter of Fiscal 2000 was approximately the same as the Second Quarter of Fiscal 1999.

          Other income decreased to approximately $0.2 million or 0.6% of net sales during the Second Quarter of Fiscal 2000, from approximately $0.3 million or 1.0 % of net sales in the Second Quarter of Fiscal 1999.

          For the Second Quarters of Fiscal 2000 and 1999 no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $32.0 million that may be applied against future earnings. However, should the Company experience a change in ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the extent that the Company may apply such loss carry forwards may be limited.

          As a result of the above, the Company had a net loss applicable to common shareholders for the Second Quarter of Fiscal 2000 of approximately $(0.2) million or $(0.03) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(0.8) million or $(0.14) per common share - Basic, during the Second Quarter of Fiscal 1999.

Twenty-Six Weeks Ended August 4, 1999 (the "First Half of Fiscal 2000") compared to Twenty-Six Weeks Ended July 29, 1998 (the "First Half of Fiscal 1999").

          Net sales for the First Half of Fiscal 2000 were approximately $68.8 million compared to approximately $67.5 million for the First Half of Fiscal 1999. The sales increase of $1.3 million or approximately 1.9%, consisted of a $7.8 million sales increase from new stores partially offset by a comparable store sales decrease of 9.5% for the First Half of Fiscal 2000. Management believes that the decrease in comparative store sales is largely due to growing competition in the Atlanta area and cannibalization by its new stores.

          Gross profits in the First Half of Fiscal 2000 increased to approximately $19.5 million or 28.4% of net sales, compared to approximately $19.1 million or 28.3% of net sales in the First Half of Fiscal 1999. The increase in gross profit dollars was largely due to sales at new stores.

          Direct store expenses increased to approximately $11.8 million or 17.1% of net sales in the First Half of Fiscal 2000 compared to approximately $10.8 million or 16.0% of net sales in the First Half of Fiscal 1999. Direct store expenses increased due to (1) the addition of two new Harry's In a Hurry stores, which generally incur higher direct store expenses as a percent of sales than mega stores, and (2) the decrease in comparable store sales which resulted in direct store expenses at comparable stores increasing as a percent of sales.

          Selling, general and administrative expenses for the First Half of Fiscal 2000 decreased to $6.2 million or 9.0% of sales compared to $6.6 or 9.8% of sales in the First Half of Fiscal 1999. The decrease is due to (1) a focused effort by the Company to control its selling, general and administrative expense and (2) an increase in net sales over which to spread the cost.

          Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) was $2.1 million or 3.0 % of sales for the First Half of Fiscal 2000 compared to $1.9
million or 2.9% of sales for the First Half of Fiscal 1999.   The slight
increase in depreciation in the First Half of Fiscal 2000 is primarily due to the build-out of certain properties (mainly related to the addition of two new stores and the relocation of the bakery facility to the Alpharetta mega-store in the first part of fiscal 2000). The increase in depreciation and amortization costs related to the new assets was primarily offset by assets which have become fully depreciated since the end of the First Half of Fiscal 1999.

          Due to the reasons set forth above, the Company had an operating loss of approximately $(0.5) million or (0.7) % of net sales during the First Half of 2000 compared to an operating loss of approximately $(0.2) million or (0.3) % of net sales in the First Half of Fiscal 1999.

          Interest expense decreased slightly to approximately $1.1 million or 1.6% of net sales in the First Half of Fiscal 2000, compared to approximately $1.2 million or 1.8% of net sales in the First Half of Fiscal 1999.

          Other income increased to approximately $1.2 million or 1.8% of net sales during the First Half of Fiscal 2000, from approximately $0.7 million or
1.0 % of net sales in the First Half of Fiscal 1999. This increase was primarily due to the Company receiving approximately $500,000 from the sale of certain property rights related to the use of a billboard on one of the Company's properties.

          For the First Half of Fiscal 2000 and 1999 no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $32.0 million that may be applied against future earnings. However, should the Company experience a change in ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended the extent that the Company may apply such loss carry forwards may be limited.

          As a result of the above, the Company had a net loss applicable to common shareholders for the First Half of Fiscal 2000 of approximately $(0.4) million or $(0.07) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(0.8) million or $(0.13) per common share - Basic, during the First Half of Fiscal 1999.

Liquidity and Capital Resources

          During the First Half of Fiscal 2000, the Company's operating activities used approximately $0.9 million of cash flow. The Company invested approximately $0.6 million for capital expenditures, and received approximately $0.4 million in proceeds from the sale of certain assets. Additionally, during the First Quarter of Fiscal 2000, the Company borrowed approximately $0.8 million on its line of credit and paid approximately $0.6 million on its long-term obligations. As a result, net cash during the First Half of Fiscal 2000 decreased by approximately $1.0 million, which resulted in a cash balance at the end of the First Quarter of Fiscal 2000 of approximately $0.7 million.

          Cash used in investing activities in the First Half of Fiscal 2000 was approximately $0.1 million. Investing activities consisted of approximately $0.6 million of capital expenditures for property and equipment relating to stores, manufacturing facilities and the corporate infrastructure. In addition, cash provided by investing activities consisted of approximately $0.2 million in proceeds from the sale of equipment and approximately $0.3 million in proceeds from the sale of other assets.

          To increase liquidity, the Company continues to seek purchaser(s)/leasee(s) for the unused portion of its distribution facility, as well as a remaining outparcel at its Gwinnett County megastore property.

          As of August 4, 1999, the Company had working capital of approximately $0.6 million, compared to a working capital deficit of approximately $1.4 million at the end of the prior fiscal year. The improvement in the Company's total working capital position as of August 4, 1999, compared to the end of the prior year, is due to (1) the Company obtaining long-term operating leases to finance certain equipment for the two new Harry's In A Hurry stores which opened in fiscal 1999 and (2) the proceeds from the sale of the right to place a billboard on its property for approximately $500,000.

          The Company's ability to fund its working capital and capital expenditure requirements, make principal and interest payments and meet its other cash requirements depends, among other things, on the availability of internally generated funds and the continued availability of, and compliance with, its credit facilities. Management believes that internally generated funds and available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 2000. However, if there is a significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

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

          Based on current information, management believes that all hardware and software modifications necessary to operate and effectively manage the Company will be performed by the beginning of the year 2000 and that related expenditures over the remainder of fiscal 2000 will not exceed $200,000.

Other Matters

          The Nasdaq Stock Market has various requirements for continued listing on the Nasdaq National Market, including a requirement that the total market capitalization of the Company not fall below $5,000,000 for any 30-consecutive business day period and that the minimum bid price for the Company's common stock not fall below $1.00 a share. The Company received notice from the NASDAQ National Market that it does not currently satisfy the minimum market capitalization or minimum bid price requirements. The Company's management met with representatives of the NASDAQ National Market on July 29, 1999, and presented a plan, which included the settlement with Progressive, to increase the share price and requested an extension of time to see what impact such plan would have upon the Company's stock price. There can be no assurance that the Company's plan will have the desired impact upon the Company stock price nor that the NASDAQ Stock Market will delay its decision until the settlement is completed and, therefore, there can be no assurance that the Company will be able to continue to list its Class A Common Stock on the Nasdaq National Market.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

          Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, changes in state or federal legislation or regulation, inability to develop new stores as planned, acceptance of new stores, stability and availability of product costs, unavailability of anticipated financings, inability to consummate proposed transactions, interest rates, the impact of certain litigation and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

          In addition, on May 7, 1999, Fine Distributing, Inc. ("Fine") filed suit against the Company in the Superior Court of Cobb County, Georgia, alleging that the Company repudiated a distributing agreement with Fine (the "Complaint"), in breach of the terms of the agreement. Fine is seeking an unspecified amount of damages. The Company has timely answered the Complaint and has filed certain counterclaims against Fine related to the distribution agreement, including claims that Fine breached the distribution agreement and conspired with another party to defraud the Company. The Company has not yet determined the amount of damages it has suffered as a result of these breaches. The Company believes the claims made by Fine are without merit and intends to vigorously defend itself against all allegations as well as pursue all remedies available to the Company raised in its counterclaims; however, due to the uncertainties of litigation, the Company is unable to predict an outcome at this time. Discovery in this action is ongoing.

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

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

          On June 16, 1999, the Company's held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders of the Company voted on the following matter:

          Election of the following individuals, which as of the date of the Meeting, constituted the entire Board of Directors, as directors of the Company for a term of one year, with votes cast as set forth below

                Nominee:                      Votes For:  Votes Against:
                --------                      ----------  --------------
                Harry A. Blazer               24,046,426      148,915

                John D. Branch                24,074,989      120,352

                Robert C. Glustrom            24,061,439      133,902

                Charles W. Sapp               24,071,339      124,002

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits:

         10.1 Settlement and Release Agreement dated as of September 2, 1999, by and among the Company, Harry Blazer, Progressive Food Concepts, Inc. and Boston Chicken, Inc.

         27    Financial Data Schedule


     B. No reports on Form 8-K were filed during the quarter ended August 4, 1999.


                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HARRY'S FARMERS MARKET, INC.



Dated:  September 17, 1999          By: /s/ Harry A. Blazer
                                        ____________________________________
                                        HARRY A. BLAZER
                                        Chairman, President and Chief Executive
                                        Officer
                                        (principal executive officer)



Dated:  September 17, 1999          By: /s/ John D. Branch
                                        _____________________________________
                                        John D. Branch
                                        Senior Vice President & Chief Financial
                                        Officer
                                        (principal financial and accounting
                                        officer)