Form 10-Q
period 1999-11-03
HARRYS FARMERS MARKET INC
filed 1999-12-17
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




         For Quarterly Period Ended                     Commission File Number:
          November 3, 1999                                      0-21486



                         HARRY'S FARMERS MARKET, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Georgia                                                          58-2037452
----------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                     Identification No.)



1180 Upper Hembree Road, Roswell, Georgia                               30076
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:           (770) 667-8878
                                                    -------------------------


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

     Yes      X                            No____________
        -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class A Common                        4,139,375
---------------------------------        -----------------------
                  Class             Outstanding at December 16, 1999

          Class B Common                        2,050,701
---------------------------------        -----------------------
                  Class             Outstanding at December 16, 1999

                         PART I - FINANCIAL INFORMATION


                        ITEM 1.   Financial Statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                                       (Unaudited)
                                                           November 3,                  February 3,
                                                              1999                         1999
                                                           ------------                 ------------
ASSETS

CURRENT ASSETS
     Cash                                                  $     700                    $  1,697
     Accounts receivable, net of allowance                       178                         526
     Inventories                                               9,976                       7,138
     Prepaid expenses                                            516                         431
     Assets held for sale                                          -                         281
     Other current assets                                          -                          76
     Deferred transaction costs                                                               --
                                                           ---------                    --------
          Total current assets                                11,370                      10,149
                                                           ---------                    --------

PROPERTY AND EQUIPMENT
     Buildings                                                31,681                      31,328
     Equipment                                                30,909                      30,438
     Vehicles                                                    184                         191
                                                           ---------                    --------
                                                              62,774                      61,957
Accumulated depreciation                                     (31,248)                    (27,861)
                                                           ---------                    --------

                                                              31,526                      34,096
Land                                                           7,224                       7,224
                                                           ---------                    --------
          Total property and equipment                        38,750                      41,320
                                                           ---------                    --------


OTHER ASSETS
     Assets held for sale                                      4,900                       4,900
     Deposits on equipment                                       377                         240
     Loan costs                                                  559                         110
     Other                                                       164                         268
                                                           ---------                    --------
                                                               6,000                       5,518
                                                           ---------                    --------

     Total assets                                          $  56,120                    $ 56,987
                                                           =========                    ========


                 See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                                        (Unaudited)
                                                            November 3,                February 3,
                                                               1999                        1999
                                                            -----------                -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term obligations            $     409                  $    991
     Accounts payable - trade                                   8,660                     8,729
     Workers' compensation and general liability
        insurance                                                 302                       253
     Accrued payroll and payroll taxes payable                    632                       625
     Sales taxes payable                                           62                       128
     Other accrued liabilities                                    904                       870
                                                            ---------                  --------
          Total current liabilities                            10,969                    11,596
                                                            ---------                  --------

LONG-TERM OBLIGATIONS, NET OF CURRENT
    MATURITIES                                                 14,795                    14,203
                                                            ---------                  --------

CONVERTIBLE DEBT                                               15,248                    15,159
                                                            ---------                  --------

OTHER NON-CURRENT LIABILITIES                                     449                       478
                                                            ---------                  --------

REDEEMABLE PREFERRED STOCK                                     10,693                    10,582
                                                            ---------                  --------

STOCKHOLDERS' EQUITY
     Common Stock - Class A                                    34,681                    34,681
     Common Stock - Class B                                     3,936                     3,936
     Additional Paid-in Capital                                 1,270                     1,380
     Accumulated deficit                                      (35,921)                  (35,028)
                                                            ---------                  --------
          Total stockholders' equity                            3,966                     4,969
                                                            =========                  ========

          Total liabilities and stockholders' equity        $  56,120                  $ 56,987
                                                            =========                  ========

                 See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share data                        For the Thirteen Weeks Ended,
                                                     --------------------------------------------------------
                                                         November 3, 1999                October 28, 1998
                                                     -------------------------       ------------------------
Net sales                                            $33,592           100.0 %       $31,925          100.0 %
Cost of goods sold                                    24,037            71.6          23,189           72.6
                                                     -------          ------         -------          -----

Gross profit                                           9,555            28.4           8,736           27.4
                                                     -------          ------         -------          -----

Operating expenses
  Direct store expenses                                5,768            17.1           5,584           17.5
  Selling, general & administrative expenses           2,975             8.9           3,360           10.6
  Depreciation and other amortization                  1,034             3.1           1,056            3.3
                                                     -------          ------         -------          -----
Total operating expenses                               9,777            29.1          10,000           31.4
                                                     -------          ------         -------          -----

Operating income (loss)                                 (222)           (0.7)         (1,264)          (4.0)

Interest expense                                        (679)           (2.0)           (591)          (1.9)
Other income                                             348             1.0             305            1.0
                                                     -------          ------         -------          -----

Pretax loss                                             (553)           (1.7)         (1,550)          (4.9)

Income taxes                                               -               -               -              -
                                                     -------          ------         -------          -----

Net loss                                                (553)           (1.7)         (1,550)          (4.9)

Provision for accretion of warrants                      (37)           (0.1)            (37)          (0.1)
                                                     -------          ------         -------          -----

Net loss applicable to common shareholders           $  (590)           (1.8)%       $(1,587)          (5.0)%
                                                     =======          ======         =======          =====
Net loss per common share - Basic                    $ (0.10)                        $ (0.26)
                                                     =======                         =======
Net loss per common share - Diluted                  $ (0.10)                        $ (0.26)
                                                     =======                         =======

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share data                        For the Thirty-nine Weeks Ended,
                                                       ---------------------------------------------------------
                                                           November 3, 1999                 October 28, 1998
                                                       -------------------------       -------------------------
Net sales                                              $102,425          100.0 %       $99,388           100.0 %
Cost of goods sold                                       73,343           71.6          71,538            72.0
                                                       --------         ------         --------         ------

Gross profit                                             29,082           28.4          27,850            28.0
                                                       --------         ------         -------          ------

Operating expenses
  Direct store expenses                                  17,557           17.1          16,384            16.5
  Selling, general & administrative expenses              9,173            9.0           9,978            10.0
  Depreciation and other amortization                     3,084            3.0           2,983             3.0
                                                       --------         ------         -------          ------
Total operating expenses                                 29,814           29.1          29,345            29.5
                                                       --------         ------         -------          ------

Operating loss                                             (732)          (0.7)         (1,495)           (1.5)

Interest expense                                         (1,752)          (1.7)         (1,788)           (1.8)
Other income                                              1,592            1.5             982             1.0
                                                       --------         ------         -------          ------

Pretax loss                                                (892)          (0.9)         (2,301)           (2.3)

Income taxes                                                  -              -               -
                                                       --------         ------         -------          ------

Net loss                                                   (892)          (0.9)         (2,301)           (2.3)

Provision for accretion of warrants                        (111)          (0.1)           (111)           (0.1)
                                                       --------         ------         -------          ------

Net loss applicable to common shareholders             $ (1,003)          (1.0)%       $(2,412)           (2.4)%
                                                       ========         ======         =======          ======
Net loss per common share - Basic                      $  (0.16)                       $ (0.39)
                                                       ========                        =======
Net loss per common share - Diluted                    $  (0.16)                       $ (0.39)
                                                       ========                        =======

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

Amounts in thousands, except per share data                                             For the Thirty-nine Weeks Ended,
                                                                                ----------------------------------------------
                                                                                     November 3,               October 28,
                                                                                        1999                      1998
                                                                                ----------------------------------------------
Changes in Cash

Cash flows from operating activities:
     Net income                                                                  $  (893)                      $(2,301)
     Adjustments to reconcile net earnings
     to cash provided by operations:
          Depreciation and amortization                                            3,464                         3,539
          Amortization of debt discount                                              127                             -
          Gain on sale of assets                                                     (60)                            -
          Loss on writedown of notes receivable                                        -                            63
          Decrease in accounts receivables                                           422                            36
          Decrease (Increase) in inventories                                      (2,838)                            5
          Decrease (Increase) in prepaid expenses                                    (85)                           92
          Decrease in other current assets                                             2                           157
          Increase (decrease) in accounts payable                                    (68)                          300
          Increase (decrease) in accrued liabilities                                  64                           (52)
          Decrease in deferred revenue                                               (89)                         (109)
                                                                                --------                       -------
          Net cash provided by operating activities                                   46                         1,730
                                                                                --------                       -------
Cash flows from investing activities:
     Capital expenditures, including capitalized interest                           (888)                       (3,053)
     Proceeds from sale of property and equipment                                    145                            37
     Proceeds from sale of other assets                                              262                             -
     Decrease in notes receivable                                                      -                            76
                                                                                --------                       -------
          Net cash used in investing activities                                     (481)                       (2,940)
                                                                                --------                       -------
Cash flows from financing activities:
     Line of credit                                                                  800                           (46)
     Principal payments on long-term obligations                                    (859)                       (1,224)
     Proceeds from issuance of convertible debt                                        -                         2,000
     Deferred loan costs                                                            (503)                            -
                                                                                --------                       -------
          Net cash provided by (used in) financing activities                       (562)                          730
                                                                                --------                       -------

Net decrease in cash                                                                (997)                         (480)

Cash at beginning of period                                                        1,697                         1,479
                                                                                --------                       -------

Cash at end of period                                                            $   700                       $   999
                                                                                ========                       =======

Supplemental Schedule of Noncash Investing and Financing
   Activities:

     Capital leases                                                              $     -                       $ 2,385
                                                                                ========                       =======

                See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                               November 3, 1999


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of November 3, 1999, and the results of operations and cash flows for the thirty-nine weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 3, 1999, included in the Company's Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended November 3, 1999, are not necessarily indicative of the results for the entire 2000 fiscal year.

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

For the thirteen weeks ended:

                                                                       November 3,          October 28,
                                                                          1999                1998
                                                                          ----                ----
Numerator for basic loss per common share                               $ (590)              $(1,587)
                                                                        ======               =======

Denominator for basic loss per common share - weighted
 average shares outstanding                                             $6,183               $ 6,183
Effect of assumed conversion of debt and preferred stock                     -                     -
                                                                        ------               -------
Denominator for diluted loss per common share - adjusted
 weighted average shares outstanding                                    $6,183               $ 6,183
                                                                        ======               =======

Basic loss per share                                                    $(0.10)              $ (0.26)
                                                                        ======               =======
Diluted net loss per share                                              $(0.10)              $ (0.26)
                                                                        ======               =======

For the thirty-nine weeks ended:

                                                                        November 3,      October 28,
                                                                           1999             1999
                                                                           ----             ----
Numerator for basic loss per common share                                 $(1,003)          $(2,412)
                                                                          =======           =======

Denominator for basic loss per common share-weighted average
 shares outstanding                                                         6,183             6,183
Effect of assumed conversion of debt and preferred stock                        -                 -
                                                                          -------           -------
Denominator for diluted net loss per common share-adjusted
 weighted average shares outstanding                                        6,183             6,183
                                                                          =======           =======

Basic net loss per share                                                  $ (0.16)          $ (0.39)
                                                                          =======           =======
Diluted net income (loss) per share                                       $ (0.16)          $ (0.39)
                                                                          =======           =======

NOTE D - CLAIMS AND LITIGATION

The Company is involved in various claims and litigation, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.


NOTE E - SUBSEQUENT EVENTS

     On December 2, 1999, the Company entered into a new credit agreement (the "New Loan") with Back Bay Capital Funding, LLC with a committed amount of up to $24.5 million. The new credit agreement enabled the Company to completely terminate its relationship with Boston Chicken, Inc. for $4.0 million, repurchase all outstanding shares of Series AA Preferred Stock for approximately $2.75 million and satisfy all outstanding indebtedness owing to its senior lender Creditanstalt for approximately $12.1 million. The remaining availability under the line will be used for working capital purposes. The New Loan consists of a term loan of $19,500,000 and a senior revolving credit facility of up to $5,000,000. Subsequent to this transaction, the Company estimates that its book value per common share will be in excess of $3.10 a share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended November 3, 1999 (the "Third Quarter of Fiscal 2000") compared to Thirteen Weeks Ended October 28, 1998 (the "Third Quarter of Fiscal 1999").

     Net sales for the Third Quarter of Fiscal 2000 were approximately $33.6 million, compared to approximately $31.9 million for the Third Quarter of Fiscal 1999. The sales increase of $1.7 million or approximately 5.3%, consisted of approximately $3.3 million in sales from new stores, which was partially offset by a comparable store sales decrease of approximately 4.6%. Management believes that the decrease in comparative store sales is largely due to growing competition in the Atlanta market and cannibalization by its new stores.

     Gross profits in the Third Quarter of Fiscal 2000 increased to approximately $9.6 million or 28.4% of net sales, compared to approximately $8.7 million or 27.4% of net sales in the Third Quarter of Fiscal 1999. The increase in gross profit dollars was largely due to a higher gross profit percent and from gross margin dollars related to the net increase in sales.

     Direct store expenses in dollars increased to approximately $5.8 million or 17.1% of net sales in the Third Quarter of Fiscal 2000 compared to approximately $5.6 million or 17.5% of net sales in the Third Quarter of Fiscal 1999. The decrease in direct store expenses in the Third Quarter of Fiscal 2000 as a percent of sales compared to the Third Quarter of Fiscal 1999 was due to the Third Quarter of Fiscal 1999 having significant preopening expenses relating to the opening of the Dunwoody Harry's In A Hurry store.

     Selling, general and administrative expenses for the Third Quarter of Fiscal 2000 decreased to approximately $3.0 million or 8.9% of net sales compared to approximately $3.4 million or 10.5% of net sales in the Third Quarter of Fiscal 1999. The decrease was due to (1) a focused effort by the Company to control its selling, general and administrative expenses and (2) an increase in net sales over which to spread the cost.

     Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) was approximately $1.0 million or 3.1 % of net sales for the Third Quarter of Fiscal 2000 compared to approximately $1.0 million or 3.3 % of net sales for the Third Quarter of Fiscal 1999. The slight decrease in depreciation as a percent of sales in the Third Quarter of Fiscal 2000 is primarily due to assets becoming fully depreciated since the end of the Third Quarter of Fiscal 1999, which is mostly offset by depreciation relating to the build-out of certain properties (mainly the addition of two new stores and the relocation of the bakery facility to the Alpharetta mega-store in the first part of fiscal 2000).

     Due to the reasons set forth above, the Company had an operating loss of approximately $(0.2) million or (0.7)% of net sales during the Third Quarter of Fiscal 2000 compared to an operating loss of approximately $(1.3) million or (4.0) % of net sales in the Third Quarter of Fiscal 1999.

     Interest expense in the Third Quarter of Fiscal 2000 was approximately $0.7 million compared to approximately $0.6 million in the third Quarter of Fiscal 1999. The increase was due to a higher average amount of debt outstanding.

     Other income remained unchanged at approximately $0.3 million or 1.0 % of net sales during both the Third Quarter of Fiscal 2000 and the Third Quarter of Fiscal 1999.

     For the Third Quarters of Fiscal 2000 and 1999 no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $32.0 million that may be applied against future earnings. However, should the Company experience a change in ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the extent that the Company may apply such loss carry forwards may be limited.

     As a result of the above, the Company had a net loss applicable to common shareholders for the Third Quarter of Fiscal 2000 of approximately $(0.6) million or $(0.10) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(1.6) million or $(0.26) per common share - Basic, during the Third Quarter of Fiscal 1999.

Thirty-nine Weeks Ended November 3, 1999 (the "First Three-Quarters of Fiscal 2000") compared to Thirty-nine Weeks Ended October 28, 1998 (the "First Three-Quarters of Fiscal 1999").

     Net sales for the First Three-Quarters of Fiscal 2000 were approximately $102.4 million compared to approximately $99.4 million for the First Three Quarters of Fiscal 1999. The sales increase of $3.0 million or approximately 3.0%, consisted of a $11.1 million sales increase from new stores partially offset by a comparable store sales decrease of 8.0 % for the First Three Quarters of Fiscal 2000. Management believes that the decrease in comparative store sales is largely due to growing competition in the Atlanta area and cannibalization by its new stores.

     Gross profits in the First Three-Quarters of Fiscal 2000 increased to approximately $29.1 million or 28.4% of net sales, compared to approximately $27.9 million or 28.0 % of net sales in the First Three-Quarters of Fiscal 1999. The increase in gross profit dollars was largely due to sales at new stores.

     Direct store expenses increased to approximately $17.6 million or 17.1 % of net sales in the First Three-Quarters of Fiscal 2000 compared to approximately $16.4 million or 16.5 % of net sales in the First Three-Quarters of Fiscal 1999. Direct store expenses increased due to (1) the addition of two new Harry's In a Hurry stores, which generally incur higher direct store expenses as a percent of sales than mega stores, and (2) the decrease in comparable store sales which resulted in direct store expenses at comparable stores increasing as a percent of sales.

     Selling, general and administrative expenses for the First Three-Quarters of Fiscal 2000 decreased to approximately $9.2 million or 9.0 % of net sales compared to approximately $10.0 million or 10.0 % of net sales in the First Three-Quarters of Fiscal 1999. The decrease is due to (1) a focused effort by the Company to control its selling, general and administrative expense and (2) an increase in net sales over which to spread the cost.

     Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) was approximately $3.1 million or 3.0% of net sales for the First Three-Quarters of Fiscal 2000 compared to approximately $3.0 million or 3.0 % of net sales for the First Three-Quarters of Fiscal 1999. The slight increase in depreciation in the First Three-Quarters of Fiscal 2000 is primarily due to the build-out of certain properties (mainly related to the addition of two new stores and the relocation of the bakery facility to the Alpharetta mega-store in the first part of fiscal
2000). The increase in depreciation and amortization costs related to the new assets was primarily offset by assets which have become fully depreciated since the end of the First Three Quarters of Fiscal 1999.

     Due to the reasons set forth above, the Company had an operating loss of approximately $(0.7) million or (0.7) % of net sales during the First Three Quarters of Fiscal 2000 compared to an operating loss of approximately $(1.5) million or (1.5) % of net sales in the First Three Quarters of Fiscal 1999.

     Interest expense decreased slightly to approximately $1.75 million or 1.7% of net sales in the First Three-Quarters of Fiscal 2000, compared to approximately $1.79 million or 1.8% of net sales in the First Three-Quarters of Fiscal 1999.

     Other income increased to approximately $1.6 million or 1.5% of net sales during the First Three-Quarters of Fiscal 2000, from approximately $1.0 million or 1.0 % of net sales in the First Three-Quarters of Fiscal

1999. This increase was primarily due to the Company receiving approximately $500,000 from the sale of certain property rights related to the use of a billboard on one of the Company's properties.

     For the First Three-Quarters of Fiscal 2000 and 1999 no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $32.0 million that may be applied against future earnings. However, should the Company experience a change in ownership in accordance with Section 382 of the Internal Revenue Code of 1986, as amended the extent that the Company may apply such loss carry forwards may be limited.

     As a result of the above, the Company had a net loss applicable to common shareholders for the First Three Quarters of Fiscal 2000 of approximately $(1.0) million or $(0.16) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(2.4) million or $(0.39) per common share - Basic, during the First Three Quarters of Fiscal 1999.

Liquidity and Capital Resources

     During the First Three-Quarters of Fiscal 2000, the Company's operating activities provided approximately $0.1 million of cash flow. The Company invested approximately $0.9 million for capital expenditures, and received approximately $0.4 million in proceeds from the sale of certain assets. Additionally, during the First Three-Quarters of Fiscal 2000, the Company borrowed approximately $0.8 million on its line of credit and paid approximately $0.9 million on its long-term obligations. In addition, the Company expended and deferred approximately $0.5 million dollars relating to the New Loan and various costs associated with the settlements with Boston Chicken and the Preferred Shareholders. As a result, net cash during the First Three-Quarters of Fiscal 2000 decreased by approximately $1.0 million, which resulted in a cash balance at the end of the First Three-Quarter of Fiscal 2000 of approximately $0.7 million.

     Cash used in investing activities in the First Three-Quarters of Fiscal 2000 was approximately $0.5 million. Investing activities consisted of approximately $0.9 million of capital expenditures for property and equipment relating to stores, manufacturing facilities and the corporate infrastructure. In addition, cash provided by investing activities consisted of approximately $0.1 million in proceeds from the sale of equipment and approximately $0.3 million in proceeds from the sale of other assets.

     To increase liquidity, the Company continues to seek purchaser(s)/leasee(s) for the unused portion of its distribution facility, as well as a remaining outparcel at its Gwinnett County megastore property.

     As of November 3, 1999, the Company had working capital of approximately $0.4 million, compared to a working capital deficit of approximately $1.5 million at the end of the prior fiscal year. The improvement in the Company's total working capital position as of November 3, 1999, compared to the end of the prior year, is due to (1) the Company obtaining long-term operating leases to finance certain equipment for the two new Harry's In A Hurry stores which opened in fiscal 1999 and (2) the proceeds from the sale of the right to place a billboard on its property for approximately $500,000.

     On December 2, 1999, subsequent to the end of the third quarter, the Company entered into a new credit agreement (the "New Loan") with Back Bay Capital Funding, LLC with a committed amount of up to $24.5 million. The New Loan consists of a term loan of $19,500,000 and a senior revolving credit facility of up to $5,000,000. The new credit agreement enabled the Company to completely terminate its relationship with Boston Chicken, Inc. for $4.0 million, repurchase all outstanding shares of Series AA Preferred Stock for approximately $2.75 million and satisfy all outstanding indebtedness owing to its senior lender Creditanstalt for approximately $12.1 million. The remaining availability under the line will be used for working capital purposes.

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

     Based on current information, management believes that all hardware and software modifications necessary to operate and effectively manage the Company will be performed by the beginning of the year 2000 and that related expenditures over the remainder of fiscal 2000 will not exceed $100,000.

Other Matters

     On October 8, 1999, the Company's stock began trading on the Nasdaq Smallcap system. On November 4, 1999, the Company's stock received a temporary exception to the Nasdaq's minimum bid price requirement. Accordingly, the Company's symbol was changed to HARYC. The Company has until February 2, 2000, to evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. There can be no assurance that the Company will be able to meet this requirement.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, changes in state or federal legislation or regulation, inability to develop new stores as planned, acceptance of new stores, stability and availability of product costs, unavailability of anticipated financings, inability to consummate proposed transactions, interest rates, the impact of certain litigation, the potential for the Company to be delisted from the Nasdaq Smallcap system, the inability of the Company to consummate the sale of the distribution facility and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

         Not applicable

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits:

         10.1 Amendment No. 1 to Settlement and Release Agreement dated as of October 22, 1999, by and among the Company, Marthasville Trading Company, Inc., Karalea, Inc. Harry Blazer, Progressive Food Concepts, Inc. and Boston Chicken, Inc.

         10.2 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Robert Fleming Nominees Ltd.

         10.3 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Orbis Pension Trustees Ltd.

          10.4 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and AXA Equity & Law Life Assurance Society.

          10.5 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Ashford Capital Partners, L.P.

          10.6 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Theodore Ashford.

          10.7 Loan and Security Agreement dated December 2, 1999 between Back Bay Capital Funding, LLC and the Company.

          10.8 Indemnity Agreement Regarding Hazardous Materials dated December 2, 1999 among the Company, Karalea, Inc., Marthasville Trading Company, Inc. and Back Bay Capital Funding, LLC.

     B. No reports on Form 8-K were filed during the quarter ended November 3, 1999.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HARRY'S FARMERS MARKET, INC.



Dated:  December 17, 1999       By: /S/ HARRY A. BLAZER
      ---------------------        ----------------------------------------
                                   Harry A. Blazer
                                   Chairman, President and Chief Executive
                                   Officer
                                   (principal executive officer)



                                By: /S/ JOHN D. BRANCH
                                   ----------------------------------------
Dated:  December 17, 1999          John D. Branch
      ---------------------        Senior Vice President & Chief Financial
                                   Officer
                                   (principal financial and accounting officer)