Form 10-K405
period 2000-02-02
HARRYS FARMERS MARKET INC
filed 2000-05-02
CIK 899755

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K



                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended February 2, 2000


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                              -

The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant on April 28, 2000, was approximately $5,430,000. For purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Class A Common Stock, no par value, as of April 28, 2000: 4,139,375 shares. The number of shares outstanding of the registrant's Class B Common Stock, no par value, as of April 28, 2000: 2,050,701 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 26, 2000 are incorporated by reference in answer to Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I, Item 1.

                                     PART I


Item 1. Business.
------  --------

   Harry's Farmers Market, Inc. ("Harry's" or the "Company") owns and operates concept megastores and convenience stores specializing in perishable food products -- fresh fruits and vegetables; fresh meats, poultry and seafood; fresh bakery goods; freshly made ready-to-eat, ready-to-heat and ready-to-cook prepared foods; and deli, cheese and dairy products. Harry's stores also feature lines of specialty, hard-to-find and gourmet nonperishable food products that are complementary to the fresh food offerings. In addition, the Company's stores carry kitchen-oriented housewares, floral items, natural health and beauty care items, and a full line of wines and imported and domestic beers.
The Company's bakery and prepared food departments are integrated food manufacturing operations. The Company presently owns and operates three megastores and five Harry's In A Hurry convenience stores, all in the Atlanta, Georgia, metropolitan area.

Harry's Megastores

   Harry's three megastores are presently located in Alpharetta, Georgia; Gwinnett County, Georgia and Cobb County, Georgia. Each megastore is within 30 miles of downtown Atlanta. The Alpharetta store, which opened in 1988, is housed in a 132,500 square foot facility with approximately 81,000 square feet devoted to retailing and retailing support. The Alpharetta facility also houses the Company's receiving, inspection and perishable distribution operations, prepared foods manufacturing plant, bakery facility and corporate offices. The Gwinnett County store, which first opened in 1991 and was expanded in 1994, is a 95,000 square foot facility devoted entirely to retailing and retailing support. During the latter part of fiscal 1996, the Company utilized the expanded square footage to add a full line of perishable and nonperishable ethnic foods. The Cobb County store, which opened in October 1993, is a 100,000 square foot facility, that is also entirely devoted to retailing and retailing support.

   Harry's megastores utilize an open warehouse format with high ceilings and fully stocked bins, cases and shelves. The store layout directs customers through each department, maximizing buyer exposure to the full range of Harry's products. Shopping aisles are two to three times wider than those of the typical grocery store to accommodate a higher traffic volume. Fresh food work spaces (produce preparation and meat and seafood cutting areas) are incorporated onto the selling floor to enhance the open market atmosphere and animation, although such areas are restricted from customer traffic flow. Each store has approximately 25 checkout stations.

Harry's In A Hurry Stores

   To increase the retail outlets for Harry's manufactured products (bakery and prepared food items), the Company operates five strategically located specialty stores under the name "Harry's In A Hurry." In June 1993, a 3,700 square foot Harry's In A Hurry opened in the Buckhead area of Atlanta and in March 1994, the Company opened a second 7,200 square foot Harry's In A Hurry approximately four miles from the first Harry's In A Hurry. A third 15,000 square foot Harry's In A Hurry opened in January 1998 in the Cobb County area of Atlanta. In September 1998 and December 1998, the Company opened the approximately 15,400 square foot fourth and the approximately 14,400 square foot fifth Harry's In A Hurry stores in the Dunwoody area and Virginia-Highland area of Atlanta, respectively. These stores carry a full range of Harry's bakery goods and prepared food items, a limited line of fresh food products and selected complementary foods. The Harry's In A Hurry stores provide more convenient, quick stop shopping for those customers generally seeking prepared food items who are less inclined to visit the megastores.

Harry's Products and Departments

   Harry's megastores are operationally divided into category-managed departments, each of which is supervised by an experienced manager. Each department operates independently and has its own procedures and methods for purchasing, receiving, storage and handling and merchandising. The bakery and prepared foods departments are integrated food manufacturing operations. Substantial processing and food preparation also is involved in the delicatessen and seafood/meat departments. Fresh produce is the largest department of Harry's megastores, generating between 25 to 35 percent of the total revenue of the Company. Seafood/meat, staples and wine and beer are the next three largest departments. No other department makes up more than eight percent of any megastore's sales. The following is an overview of the major departments.

  Perishable Products

     Fresh Fruits and Vegetables. Harry's offers approximately 1,000 varieties of fresh produce items during the year. In addition to the traditional selection of domestically grown fruits and vegetables, Harry's offers exotic products from around the world, a full line of organically grown produce and produce particular to ethnic cuisines.

     Most fresh produce offered at Harry's is purchased directly from growers through a network of field buyers, some of whom are full-time employees of the Company and others who are independent buying brokers. Most of Harry's produce is domestically grown, primarily in California, Arizona, Florida, Washington, Texas and other East Coast states, with the bulk of the remainder being purchased from South American growers during off-growing season in the northern hemisphere. Small amounts of products are also purchased from European and Middle Eastern countries. A minimal amount of produce is also grown under contract for Harry's.

     Approximately 30 percent of the produce offered at Harry's is transported from the grower to the Company's receiving facility at the Alpharetta megastore under special arrangements with a single contract carrier, for whom Harry's represented a major portion of revenues for such carrier's most recent fiscal year. Produce is picked up at the point of origin in, where appropriate, refrigerated and temperature-monitored trucks. Transportation requirements usually are communicated to the carrier within hours of the purchase commitment.

     Incoming shipments are immediately off-loaded and directed to inspection stations where trained produce inspectors sample and test incoming pallets for quality and freshness. Shipments or lots that do not meet Harry's rigorous quality standards are immediately rejected. In addition, incoming produce is regularly sampled and tested by Nutriclean, an independent food-testing laboratory, for compliance with federal standards regarding toxic contamination and pesticide and herbicide residues.

     After inspection, the fresh produce is moved to storage in one of six separate temperature-controlled environments appropriate for maintaining freshness of the various products. The produce is also separated where there is a risk of cross-contamination by taste or smell. Produce is transported to the stores as needed in temperature-controlled trucks.

     Fresh produce is displayed on the sales floor on movable bins and racks, with temperature-sensitive items kept on beds of crushed ice. Floor display quantities are intentionally limited and controlled so that temperature-sensitive items turn three to four times per day. The produce displays are continuously replenished from the temperature-controlled storage coolers and hand-culled to remove bruised or damaged items. At the end of each selling day, the movable produce racks are returned to the appropriate temperature-controlled storage environment. To further ensure freshness, the entire selling floor is maintained at temperatures substantially below normal room temperature.

     Fresh Seafood, Fish and Meat. Harry's meat department carries a full range of beef, pork, veal, lamb, chicken, turkey and other poultry items. Harry's stores feature Coleman(R) Natural Beef (Colorado grain-fed beef that utilizes no antibiotics, growth stimulants or other additives) and Perdue(R) grain-fed chicken. Harry's also offers exotic meats and poultry such as beefalo, venison, duck, goose, quail and free-range chicken as well as a variety of fresh processed meats such as sausage and ground beef. All meat and poultry is purchased and sold fresh, except immediately before major holidays when demand upon the production facilities of Harry's suppliers requires fresh-frozen shipments. Harry's maintains a strict "sell by" date policy on all cut meat and poultry, and ground meat must be sold the day it is ground.

     Meat is purchased by an experienced in-house buyer; delivered in refrigerated trucks; and received, inspected and stored at the Company's Alpharetta megastore which is used as the central distribution center for the Company. Beef, pork, lamb and veal are purchased in vacuum-packed primal cuts and lamb is also purchased in whole carcasses. Chicken and other poultry products are purchased both as whole birds and in prepackaged, precut pieces. Both full-service and self-service (precut and packaged) meat cases are available in each megastore. Each megastore has its own meat-cutting room, and all machinery is cleaned and sanitized twice each day. Meat cases are cleared and cleaned nightly. Separate processing areas are maintained for beef, pork and chicken to avoid cross-contamination, and meat and poultry cases are checked hourly for proper temperature.

     Harry's carries one of the most extensive selections of fresh fish and seafood in the country. Each megastore typically carries between 200 and 250 seafood items, including whole and filleted fish (over 100 species); crustacean such as shrimp, lobster, crab and crayfish; and mollusks such as oysters, clams, scallops, mussels, squid and octopus. Lobster, blue crab, shellfish and crayfish are often offered live.

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

     Generally, seafood requires the greatest degree of care to maintain freshness and quality, and temperature control and handling are the most important aspects of preserving quality. Seafood is centrally received at the Company's Alpharetta megastore, where it is extensively inspected by an experienced staff of seafood inspectors who examine it for conformity to species specification, the presence of any foreign materials and apparent freshness (eyes clear, no odor, no gill discoloration or trauma). Shipments are then sampled and tested by lot for bacteriological and chemical contamination.

     Harry's seafood department is certified by the United States Department of Commerce to inspect and grade its own seafood. The Company currently has 19 HACCP (Hazard Assessment Critical Control Point) certified personnel who are responsible for grading and inspection of the Company's seafood.

     Bakery. Harry's bakery department offers approximately 200 items that are fresh baked daily at the Company's bakery facility, which is located within the same building as the Alpharetta megastore. The baking facility is fully equipped with state-of-the-art industrial baking equipment. Bakery products currently include approximately 50 different breads, 11 different types of hand-rolled bagels, 9 varieties of cookies, 8 kinds of muffins and 30 different cakes, pies and desserts. Bakery items include traditional recipes from around the world as well as recipes developed exclusively by Harry's.

     More than 90 percent of the Company's manufactured bakery products are produced fresh daily and removed from the shelves if not sold on the day made. All bakery dough is made from scratch-blended ingredients and hand or machine shaped before being baked in commercial ovens.

     Prepared Foods. Harry's manufactures and sells a broad range of ready-to-eat, ready-to-heat and ready-to-cook fresh prepared foods. This line of approximately 250 products includes fresh pasta, ready-to-heat pizzas, pasta sauces, fresh casseroles, lasagnas, filled pastas, quiches and a line of refrigerated (not frozen) microwaveable meals marketed under the name "Harry's Hungry In A Hurry Meals/TM/."

     All of Harry's prepared foods are made fresh in the Company's prepared foods manufacturing facility. Harry's kitchens make approximately 30 varieties of prepared salad items, such as potato and pasta salads. Recipes are developed in-house by Harry's staff. They are then extensively documented for commercial production, including step-by-step production instructions and quality control procedures, and tested for customer acceptance.

     Deli, Cheese and Dairy. Harry's carries more than 85 varieties of delicatessen meats, and features the quality Boar's Head(R) brand. The deli also prepares fresh rotisserie chicken, barbecue, roast beef, knishes and baked hams. In addition, Harry's offers more than 300 varieties of cheeses from around the world that are purchased in bulk from distributors and importers and directly from cheese processors. The Company believes that its stores offer one of the largest selections of cheeses in the southeastern United States. Harry's also offers a broad range of dairy items such as milk, yogurt, cottage cheese, ice cream and butter.

  Nonperishable Products

     Staples, Housewares and Health and Beauty Care. Harry's offers a selection of nonperishable food products generally consisting of hard-to-find natural products and foods useful in the preparation of ethnic cuisines that are complementary to its fresh food offerings. Harry's also carries a full line of gourmet, fresh roasted coffees.

     A limited line of kitchen-oriented housewares are also offered at Harry's, including gourmet utensils and gadgets. Harry's stores also feature more than 1,500 health and beauty care items, primarily natural and organic products, as well as products marketed to the environmentally sensitive consumer.

     Harry's stores also feature a broad selection of blooming, in-pot and fresh cut flowers and decorative plants that are purchased directly from growers domestically and abroad.

     Wine and Beer. Harry's megastores offer a selection of more than 2,000 different foreign and domestic wines (including vintages) and more than 150 brands of domestic and imported beers, with Harry's in a Hurry stores offering a somewhat smaller selection.

     Fiscal 1999 was a 53 week year. Fiscal 2000 and fiscal 1998 were both 52 week years. Accordingly, fiscal 1999 had seven more sales days than fiscal 2000 and fiscal 1998. The following table indicates sales of (rounded to the nearest thousand) and percentage of total revenues contributed by perishable and nonperishable products for each of the Company's last three fiscal years:

Major Product Category               Fiscal 2000 Sales    %        Fiscal 1999 Sales     %          Fiscal 1998 Sales    %
Perishables(1)                          $111,014,000      80           $108,457,000      80            $110,561,000      81
Staples and Nonperishables(2)             27,681,000      20             27,689,000      20              26,438,000      19

__________________

(1) Includes fresh fruits, vegetables, meats, fish and seafood, bakery and fresh prepared food items, cheeses, deli items, dairy products, flowers and coffee.
(2) Includes nonperishable food items, wine and beer, housewares, health and beauty care and other complementary nonperishables.

Marketing and Advertising

   While the Company participates in some traditional campaign-style media, including print, billboard and broadcast, it spends less on traditional advertising than most in the supermarket industry. In management's opinion, non-traditional methods such as community involvement, promotional events, local event sponsorship, newcomer programs and alliances with area schools maintain and improve customer counts and sales volumes without the expense typically associated with large media campaigns. Harry's also employs in-store promotional activities, such as product sampling, cooking demonstrations, educational materials and signage.

Employees and Employee Training

   The Company employs approximately 1,230 people, of whom approximately 80% are full-time employees. Approximately 200 employees are salaried, with the remainder paid on an hourly basis. The Company believes that it devotes more time and expense to the training and education of its employees, both in the operations process and in product information, than the typical food retailer does. Accordingly, the Company stresses the importance of retaining a large portion of its workforce as full-time employees. The Company has devised, documented and implemented formal training procedures in areas such as equipment operation, product handling and sanitation and product information. None of the Company's employees are represented by a union, and the Company believes its employee relations are satisfactory.

Competition

   The Company competes in the Atlanta metropolitan market area with traditional grocery stores and supermarkets, other farmer's market format retailers, specialty food shops such as butchers, bakeries, produce stands and seafood shops, home meal replacement retailers, restaurants and wholesale club stores. Competition for the consumer's food dollar is generally intense and has increased in recent years with the entrance of more regional chains in the Company's market area. General food retailers such as grocers and supermarkets compete primarily on the basis of promotional pricing, convenience of location and one-stop shopping, as well as, to a lesser extent, product selection and quality. Farmer's markets and specialty food shops compete primarily on the basis of selection of products and, to a lesser extent, price. Club stores compete primarily on the basis of price. Harry's competitive strategy is to be unmatched in the freshness and quality of its products and unequaled in the selection and overall pricing and value of its products. Management believes that the Harry's In A Hurry stores compete favorably with both convenience outlets, restaurants and traditional supermarkets.

Government Regulation

   The distribution and sale of meat, poultry and dairy products and fresh produce are regulated and subject to inspection by the USDA under, among others, the Federal Meat Inspection Act and the Federal Poultry Products Inspection Act and by various state agencies under applicable state statutes. The USDA has delegated to state governments its inspection responsibility for fresh produce and dairy products and for meat and poultry processing and handling facilities that do not serve more than two retail outlets. Meat or poultry processing facilities that serve more than two retail outlets are subject to direct inspection and approval by the USDA.

   Effective December 3, 1998, the Company's prepared food facility began operating under a provision of the USDA law known as the "Central Kitchen Exemption". This law was approved by Congress for specific food processing operations, which prepare and distribute meat and poultry food products to markets and stores operating under the same ownership as the central kitchen. The Company remains subject to specific USDA rules and regulations normally required of all USDA inspected facilities and will be randomly monitored for compliance by USDA inspection personnel.

   The Company's seafood operations participate voluntarily in the United States Department of Commerce self-inspection and rating program, Hazard Assessment Critical Control Point or "HACCP", which subjects it to standard specification and inspection by that agency. Participation in the voluntary program permits the Company to label its fresh seafood with the governmentally approved "Grade A" stamp. The Company currently has approximately 19 HACCP certified personnel who are responsible for grading and inspection of its seafood.

   Since May 1994, all preparers of packaged foods have been required to comply with the federal Nutrition Labeling and Education Act, which requires that the labels of all manufactured food items display specific nutritional content information. Compliance with such act requires the Company to conduct extensive testing of its prepared food items to determine the nutritional content and requires strict portion control of prepared food items. The Company complies with all regulations under this act. Additionally, the Company voluntarily complies with nonmandatory consumer information regulations under this act that provide for in-store posting of generic information on the nutritional content of selected fruits and vegetables, meat, poultry and seafood.

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

Officers

   The officers of the Company are as follows:

   Name                 Position with Company
   ----                 ---------------------

   Harry A. Blazer      Chairman, President and Chief Executive Officer

   H. Wayne Crawford    Senior Vice President and Chief Operating Officer

   John D. Branch       Senior Vice President and Chief Financial Officer

   John L. Latham       Corporate Secretary and General Counsel
_______________

   Harry A. Blazer, age 49, was the founder of the Company and served as the sole General Partner of the predecessor to the Company and as Chief Executive Officer from its inception in 1987. Upon the Company's incorporation in 1993, Mr. Blazer was named a director and President and Chief Executive Officer. In June 1994, Mr. Blazer was elected to the additional office of Chairman. From 1979 to 1987, Mr. Blazer was employed at DeKalb Farmer's Market in Atlanta and served as its General Manager from 1983, until he left to form the Company.

   H. Wayne Crawford, age 52, was appointed Senior Vice President and Chief Operating Officer of Harry's Farmers Market, in December 1999. For the two years prior to joining the Company, Mr. Crawford served as Vice President of Operations of e-Com Solutions Inc, a web integration company in Atlanta. Mr. Crawford was Operations Manager for Carmax from 1997 to 1998 at which time he left to cofound e-Com Solutions Inc. From 1994 through 1997, Mr. Crawford was Director of Corporate Training and Quality Management at Bill Heard Enterprises. Mr. Crawford has a Masters of Science Degree in Logistics Management and served 27 years in the United States Army, retiring as a Colonel. In his last assignment with the United States Army, he served four years as the Director of Training and Operations for the United States Army Infantry Center and School at Fort Benning, Georgia.

   John D. Branch, age 44, joined Harry's Farmers Market in May of 1999 as Senior Vice President and Chief Financial Officer. For the three years prior to joining the Company, Mr. Branch worked as the Senior Vice President and Chief Financial Officer of Earl Scheib, Inc. Prior to working for Earl Scheib, Inc. Mr. Branch was Senior Vice President and Chief Financial Officer of MacFrugal's Bargain Closeouts, a large national retailer and Senior Vice President of Finance for Thrifty PayLess Corporation, which at that time was one of the nations largest retailers. Mr. Branch has been a member of Harry's Farmers Market's Board of Directors since September, 1995

   John L. Latham, age 45, was appointed Corporate Secretary and General Counsel for the Company in September 1995. From 1992 until 1996, Mr. Latham was a partner in the firm of Nelson Mullins Riley & Scarborough, L.L.P. In August 1996, Mr. Latham joined, as a partner, the firm Alston & Bird LLP, which now serves as general counsel for the Company.


Item 2. Properties.
------  -----------

   Each of the Company's three present megastore sites is owned by the Company. The 132,500 square foot Alpharetta site houses the Alpharetta megastore, which has approximately 81,000 square feet devoted to retailing and retailing support, the Company's corporate offices, receiving, inspection and distribution operations, the prepared foods manufacturing plant and the bakery facility. The Gwinnett County site and the Cobb County site each house megastores, utilizing 95,000 square feet and 100,000 square feet, respectively. Both the Gwinnett and Cobb megastores are devoted entirely to retailing and retailing support.

   The Company leases each of the five existing Harry's In A Hurry locations in Atlanta. Two of the Harry's In A Hurry stores are located in the Buckhead area of Atlanta approximately four miles apart. The first consists of approximately 3,700 square feet and is leased through 2002. The second consists of approximately 7,200 square feet and is leased through 2004, with options to extend the lease through 2019. The third Harry's In A Hurry store is located on Cobb Parkway in the Marietta area of Atlanta, has approximately 15,000 square feet of space and is leased through 2007, with options through 2017. The fourth Harry's In A Hurry location, which is leased through 2009 with options through 2024, is approximately 15,400 square feet and is located off Mount Vernon Road in the Dunwoody area of Atlanta. The fifth Harry's In A Hurry location, which is also leased through 2008 with options through 2018, is approximately 14,400 square feet and is located on Ponce deLeon Avenue in the Virginia-Highland area of Atlanta.

   The Company also leases approximately 105,000 square feet of distribution space in a facility it previously owned. A lease for 50,000 square feet expires in fiscal 2001 and the lease on the remaining space expires in fiscal 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

   No matters were submitted to a vote of security holders of the Company during the fourth quarter ended February 2, 2000.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------  ---------------------------------------------------------------------

   The Company's Class A Common Stock was traded on the Nasdaq National Market from May 20, 1993 until October 7, 1999 and since October 8, 1999 has been traded on the Nasdaq SmallCap Market under the symbol "HARY". There is no established public trading market for the Company's Class B Common Stock. The following tables set forth, by fiscal quarter, the high and low sales prices of the Class A Common Stock reported by the Nasdaq National Market and the Nasdaq SmallCap Market, as appropriate, for the two most recent fiscal years.



Fiscal Year Ended February 2, 2000             High Sale     Low Sale
----------------------------------             ---------     --------
First Quarter ended May 5, 1999                 $1.2188      $0.8438
Second Quarter ended August 4, 1999              1.125        0.6875
Third Quarter ended November 3, 1999             1.4375       0.5625
Fourth Quarter ended February 2, 2000            1.9375       0.6875



Fiscal Year Ended February 3, 1999             High Sale     Low Sale
----------------------------------             ---------     --------
First Quarter ended April 29, 1998              $1.9375      $1.7813
Second Quarter ended July 29, 1998               1.7188       1.625
Third Quarter ended October 28, 1998             1.6875       1.625
Fourth Quarter ended February 3, 1998            1.2813       1.0625

   On April 28, 2000, the closing sales price for the Class A Common Stock as reported by the Nasdaq Small Cap was $1.375 per share. The Company had 780 record holders and approximately 6,200 beneficial holders of its Class A Common Stock as of April 28, 2000, and two record and beneficial holders of its Class B Common Stock. The Company has not declared or paid any cash dividend on either class of its Common Stock. The policy of the Company's Board of Directors is to retain future earnings for use in operations and, if available, for the expansion and development of the Company's business. The Company's primary credit facility prohibits the payment of dividends without the consent of the lenders. Future dividend policies and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, contractual restrictions and other factors deemed relevant by the Board.

Item 6. Selected Financial Data.

   The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                                    Fiscal Year Ended
                                                           February 2,   February 3,    January 28,     January 29,   January 31,
                                                               2000          1999           1998            1997          1996
                                                         -------------------------------------------------------------------------
Statement of Operations Information:                                        (in thousands, except per share data)
------------------------------------
Net sales................................................   $138,695      $136,146       $136,999        $140,162       $145,938
Cost of goods sold.......................................     98,726        99,974        102,320         104,363        109,845
                                                            --------      --------       --------        --------       --------
Gross profits............................................     39,969        36,172         34,679          35,799         36,093
Operating expenses.......................................     40,958        41,417         42,318          36,002         43,677
                                                            --------      --------       --------        --------       --------
Operating profit (loss)..................................       (989)       (5,245)        (7,639)           (203)        (7,584)
Interest expense.........................................     (2,663)       (2,407)        (2,254)         (2,600)        (3,198)
Other income.............................................      1,827         1,233          4,026           1,321            906
                                                            --------      --------       --------        --------       --------
Loss before provision for accretion of warrants, income
 taxes and extraordinary gains...........................     (1,825)       (6,419)        (5,867)         (1,482)        (9,876)

Provision for accretion of warrants......................       (123)         (148)          (148)           (229)          (229)
                                                            --------      --------       --------        --------       --------
Loss applicable to common shareholders before income
 taxes and extraordinary gains...........................     (1,948)       (6,567)        (6,015)         (1,711)       (10,105)

Income tax benefits......................................        740           -0-            -0-             -0-            -0-
                                                            --------      --------       --------        --------       --------
Loss applicable to common shareholders before
 extraordinary gains.....................................     (1,208)       (6,567)        (6,015)         (1,711)       (10,105)

Extraordinary gains (net of applicable income taxes of
 $990)...................................................     16,845           -0-            -0-             -0-            -0-
                                                            --------      --------       --------        --------       --------
Net earnings (loss) applicable to common shareholders....   $ 15,637      $ (6,567)      $ (6,015)       $ (1,711)      $(10,105)
                                                            ========      ========       ========        ========       ========
Net earnings (loss) per share............................   $   2.53      $  (1.06)      $  (0.97)       $  (0.28)      $  (1.64)
                                                            ========      ========       ========        ========       ========
Weighted average shares outstanding......................      6,190         6,184          6,183           6,168          6,167
---------------------------------------------------------------------------------------------------------------------------------


                                                                                           As of
                                                           February 2,   February 3,    January 28,     January 29,   January 31,
                                                               2000          1999           1998            1997          1996
                                                         -------------------------------------------------------------------------
Balance Sheet Information:
--------------------------
Working capital (deficit)................................   $ 3,387        $(1,447)       $ 3,103        $ 4,009        $  (110)
Property and equipment, net..............................    37,789         41,320         38,046         45,817         49,380
Total assets.............................................    56,251         56,987         57,247         60,428         66,963
Long-Term obligations, net of
  current maturities.....................................    21,783         14,161         13,359         26,225         28,789
Convertible Debt.........................................       -0-         15,160         13,042            -0-            -0-
Redeemable convertible preferred stock...................       -0-         10,582         10,434         10,352         10,124
Stockholders' equity.....................................    20,606          4,969         11,528         16,330         17,666

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations.
         ---------------------

General

     The Company opened its first megastore, with an initial size of 63,000 square feet, in July 1988 in Alpharetta, Georgia. In May 1991, the Company expanded this facility to 132,500 square feet, of which approximately 81,000 square feet is currently being used as retailing space. In October 1991, the Company opened a second megastore in Gwinnett County, Georgia of 60,000 square feet, which was expanded to 95,000 square feet in 1994. In October 1993, the Company opened its third megastore, a 100,000 square foot facility located in Cobb County, Georgia. A fourth megastore was opened in May 1995 in Clayton County, Georgia but was subsequently closed in November 1995 due to insufficient sales volume to cover operating expenses of the store.

     In June 1993, the Company opened its first Harry's In A Hurry store, a 3,700 square foot convenience store. In March 1994, the Company opened its second Harry's In A Hurry store, a 7,200 square foot store, and in January 1998, the Company opened its third Harry's In A Hurry store, a 15,000 square foot store. In September 1998 and December 1998, the Company opened its fourth and fifth Harry's In A Hurry stores in Dunwoody, Georgia and the Virginia-Highland area of Atlanta, Georgia, which stores are approximately 15,400 and 14,400 square feet, respectively.

   At the end of the 1998 fiscal year, the Company entered into various agreements with Progressive Foods Concepts, Inc. ("PFCI"), a company that subsequent to the agreements became a wholly owned subsidiary of Boston Chicken, Inc ("BCI"). Under these agreements PFCI advanced various funds in the form of loans, consulting fees and equity to the Company, which enabled Harry's to refinance a portion of its bank debt as well as open three new Harry's In A Hurry stores. During the 1999 fiscal year, PFCI and BCI filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result, the Company did not receive $2,000,000 of advances due under its agreements with PFCI.

   During the 2000 fiscal year, the United States Bankruptcy Court approved a settlement with PFCI and BCI, pursuant to which the Company paid $4.0 million for the satisfaction of all debt owed to BCI and PFCI, including $15.5 million of convertible debt, and the termination of warrants for the purchase of 2,000,000 shares of Harry's Class A Common Stock. The settlement also terminated all consulting obligations between the parties and provided for the surrender by Boston Chicken of all of its rights to use Harry's name and intellectual property. The settlement eliminated all territorial restrictions on Harry's expansion and resulted in a complete termination of the business relationship between Harry's, BCI and PFCI. In addition, during fiscal 2000, the Company negotiated a repurchase of the Company's Series AA Redeemable Convertible Preferred Stock from its existing holders, which had a total redemption value of $11.0 million, and certain warrants that could be exercised to purchase shares of Class A Common Stock for $2.75 million. The Company recognized extraordinary gains on these transactions in fiscal 2000 of approximately $16.8, million net of applicable income taxes of approximately $1.0 million.

   The statements that are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing capacity and supply constraints or difficulties, the impact of advertising and promotional activities and the effect of the Company's accounting policies. For more information, see "Factors Affecting Future Performance."

   The Company's fiscal year ends on the Wednesday nearest January 31. The 2000 fiscal year ended on February 2, 2000, the 1999 fiscal year ended on February 3, 1999 and the 1998 fiscal year ended on January 28, 1998.

Results of Operations

   The following table sets forth the percentage relationship to net sales of the listed items included in the Company's consolidated statements of operation:

                                                                                 For the Year Ended
                                                                ---------------------------------------------------
                                                                  February 2,        February 3,       January 28,
                                                                     2000               1999              1998
                                                                ---------------------------------------------------

Net sales..............................................             100.0%             100.0%            100.0%
Cost of goods sold.....................................              71.2               73.4              74.7
                                                                    -----              -----             -----
   Gross profit........................................              28.8               26.6              25.3
Operating Expenses
   Direct store expenses...............................              16.9               16.5              17.0
   Selling, general and administrative expenses........               9.2                9.9               9.3
   Depreciation and other amortization.................               3.1                3.0               2.5
   Impairment Loss.....................................                .3                1.0               2.1
                                                                    -----              -----             -----
        Loss from Operations...........................              (0.7)              (3.8)             (5.6)
Other income (expense)
   Interest expense....................................              (1.9)              (1.8)             (1.6)
   Other income........................................               1.3                0.9              (2.9)
Provision for accretion of warrants                                  (0.1)              (0.1)             (0.1)
Income tax benefits....................................               0.5                0.0               0.0
Extraordinary gains....................................              12.2                0.0               0.0
                                                                    -----              -----             -----
                Net earnings (loss)....................              11.3 %             (4.8)%            (4.4)%
                                                                    =====              =====             =====

Comparison of Fiscal 2000 to Fiscal 1999
----------------------------------------

    Net sales in fiscal 2000 increased 1.9% to approximately $138.7 million from approximately $136.1 million in fiscal 1999. Comparable store sales decreased 5.3% for the year. Management believes the decline in sales can be attributed to the opening of two new Harry's In A Hurry stores drawing customers away from existing stores, increased drive times due to increased traffic congestion in metropolitan Atlanta, a consumer trend placing an increased emphasis on convenience and accessibility and an increased number of supermarkets and restaurants that provide more accessible alternatives for the consumer.

    Gross profit as a percentage of net sales in fiscal 2000 increased to approximately $40.0 million or 28.8% of net sales in fiscal 2000 from approximately $36.2 million or 26.6% of net sales in fiscal 1999. This increase resulted mainly from better category management during fiscal 2000.

    Direct store expenses increased to approximately $23.5 million or 16.9% of net sales in fiscal 2000 from approximately $22.5 million or 16.5% of net sales in fiscal 1999. During fiscal 2000 direct store expenses were higher as a result of the Company operating two additional Harry's In A Hurry stores for all of fiscal 2000 compared to only the last quarter in fiscal 1999. These expenses were partially offset by decreases in the cost of building rents (excess space was either subleased or the Company was able to negotiate lease terminations), supplies and insurance expense.

   Selling, general and administrative expense for fiscal 2000 decreased to approximately $12.7 million or 9.2% of net sales from approximately $13.4 million or 9.9% of net sales for fiscal 2000. The decrease in fiscal 2000 is primarily attributable to a decrease in advertising and promotion expense, taxes, equipment lease expense and printing expense partially offset by increases in bad debts, bank charges, legal costs and communication expenses. The majority of the expense increases were related to the two new Harry's In A Hurry stores. The decrease in advertising expense was due mainly to the Company cutting back on its advertising from May 1999 through October 1999.

   Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities but not manufacturing (which is included in cost of goods sold), increased to approximately $4.4 million or 3.1% of net sales during fiscal 2000 from approximately $4.1 million or 3.0% in fiscal 1999. The increase in depreciation is due to the property, plant and equipment at two new Harry's In A Hurry stores being depreciated for a full year in fiscal 2000 compared to only the fourth quarter of fiscal 1999.

    The Company recorded an additional loss on the impairment of its bakery and distribution center of approximately $0.4 million or 0.3% of net sales in fiscal 2000. The book value of this asset was adjusted to reflect the net amount of proceeds that the Company expected to receive upon its sale. This sale was consummated on March 16, 2000, for approximately $4.8 million.

    Due to the reasons set forth above, in fiscal 2000 the Company had an operating loss of approximately $1.0 million or (0.7) % of net sales as compared to an operating loss in fiscal 1999 of approximately $5.2 million or (3.8)% of net sales.

    Interest expense in fiscal 2000 increased to approximately $2.7 million or 1.9% of net sales from approximately $2.4 million or 1.8% in fiscal 1999. This increase is primarily attributable to the Company's average daily balance of outstanding debt being higher in fiscal 2000 compared to fiscal 1999, and the fact that the Company's new debt facility that was put in place in December of fiscal 2000 has a higher effective interest rate than its old debt facilities.

   Other income in fiscal 2000 increased to approximately $1.8 million or 1.3% of net sales compared to approximately $1.2 million or 0.9% of net sales in fiscal 1999. The increase in other income was primarily due to the Company receiving approximately $500,000 from the sale of certain property rights related to the use of a billboard on one of the Company's properties. Other income also includes rent from tenants of the Cobb Crossing shopping center, which the Company owns. Rent received during both fiscal 2000 and fiscal 1999 was approximately $1.2 million, excluding rent from the Company's Cobb County megastore which is also a tenant at the shopping center (all intercompany rent is eliminated in the Company's financial statements). The shopping center is currently fully occupied.

   In fiscal 2000 the Company recognized a current income tax benefit of $740,000. The current tax benefit arose in fiscal 2000 due to the Company being able to recognize a current tax benefit to the extent of current tax charges generated from the extraordinary gain. No benefit was recognized in the prior year. The Company has net operating loss carry forwards of approximately $24.1 million that may be applied against future earnings for income tax purposes.

   As a result of the above, the Company generated a net loss before income tax benefits and extraordinary gains applicable to common shareholders for fiscal 2000 of approximately ($1.2) million or ($0.19) per common share compared to a net loss before extraordinary items applicable to common shareholders of approximately ($6.6) million, or ($1.06) per common share for fiscal 1999.

   On December 2, 1999, for an aggregate $2.75 million, the Company repurchased its Series AA Redeemable Convertible Preferred Stock, which had a total redemption value of $11.0 million, and certain warrants that could be exercised to purchase shares of Class A Common Stock. In addition, pursuant to the approval of the United States Bankruptcy Court, the Company entered into a settlement with BCI and PFCI, in accordance with which the Company paid $4.0 million for the satisfaction of all debt owed to BCI and PFCI, including $15.5 million of convertible debt, and the termination of warrants for the purchase of
2.0 million shares of the Company's Class A Common Stock. As a result of these two transactions the Company had extraordinary gains of approximately $16.8 million, net of applicable income taxes of approximately $1.0 million in fiscal 2000. The Company had no extraordinary gains or losses in fiscal 1999. The effective tax rate on the extraordinary gains was only 5.6% due to the Company utilizing net operating loss carryforwards from previous periods to offset the taxable income generated by the extraordinary gains in the current year. The tax on the extraordinary gains included $250,000 of alternative minimum tax that will be paid in fiscal 2001.

        As a result of the above, the Company generated net income applicable to common shareholders for fiscal 2000 of approximately $15.6 million or $2.53 per common share compared with a net loss after extraordinary gains applicable to common shareholders of approximately ($6.6) million or ($1.06) per common share for fiscal 1999.

Comparison of Fiscal 1999 to Fiscal 1998
----------------------------------------

    Net sales in fiscal 1999 decreased 0.6% to $136.1 million from $137.0 million in fiscal 1998. Comparable store sales decreased 8.1% for the year. Management believes the decline in sales can be attributed to increased drive times due to increased traffic congestion in metropolitan Atlanta, a consumer trend which values convenience and accessibility more highly everyday and an increased number of supermarkets and restaurants that provide more accessible alternatives for the consumer.

    Gross profit as a percentage of net sales in fiscal 1999 increased to approximately $36.2 million or 26.6% from approximately $34.7 million or 25.3% in fiscal 1998. This increase resulted mainly from the Company's efforts during fiscal 1999 to implement the necessary technology in order to provide timely and accurate information to management.

    Direct store expenses decreased to approximately $22.5 million or 16.5% of net sales in fiscal 1999 from approximately $23.3 million or 17.0% of net sales for fiscal 1998. During fiscal 1999 direct store expenses were lower as a result of (i) efficiencies in wages and benefits and in particular, the Company experienced better overall costs on its workers' compensation insurance because its multi-year initiatives had improved its safety records, and (ii) lower lease expenses as a result of the Company's purchase and refinancing, pursuant to a capital lease structure, of certain equipment during fiscal 1999 that had previously been subject to operating leases. These expenses were partially offset with an increase in the cost of supplies, utilities, repairs and maintenance and building rents as a result of opening two new Harry's In A Hurry stores.

   Selling, general and administrative expense for fiscal 1999 increased to approximately $13.4 million or 9.9% of net sales from approximately $12.7 million or 9.3% of net sales for fiscal 1998. The increase in fiscal 1999 was primarily attributable to (i) higher labor and benefit expenses incurred as a result of adding new personnel to support growth, (ii) additional advertising costs as the Company increased its market exposure, and (iii) higher general taxes and license costs as a result of the new Harry's In A Hurry stores opened during fiscal 1999. In addition, in connection with the opening of the new stores, the Company has realized an increase in communication expenses due to installation and use of new phone services at the stores and expanded internal communication devices. These expenses were partially off set with a decrease in consulting, legal and accounting fees and repair and maintenance expenses.

   Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities but not manufacturing (which is included in cost of goods sold), increased to approximately $4.1 million or 3.0% of net sales during fiscal 1999 from approximately $3.4 million or 2.5% in fiscal 1998. This increase resulted from additional depreciation on facilities and new assets purchased, primarily in connection with the new Harry's In A Hurry stores opened during fiscal 1999. In addition, as a result of the Company's purchase and refinance, in accordance with a capital lease structure, of the residual values of certain existing assets, the Company has reclassified such assets and is now depreciating them. Such assets had previously been classified as operating leases.

   The Company recorded an additional loss on the impairment of its bakery and distribution center of approximately $0.7 million. The book value of this asset was adjusted to reflect the amount the Company could expect upon its sale. The Company also recorded a writedown of its equipment held for sale of approximately $0.7 million in order for the book value of the assets to properly reflect the amount the Company expects to receive from the disposal of such property.

    Due to reasons set forth above, in particular the expenses incurred with the Harry's In A Hurry expansion program as well as the expenses related to the Company's continued efforts at improving efficiencies, in fiscal 1999 the Company had an operating loss of approximately $5.2 million or (3.8) % of net sales compared to an operating loss in fiscal 1998 of approximately $7.6 million or (5.6)%.

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

Liquidity and Capital Resources


   The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansions.

   As of February 2, 2000, the Company had current assets of approximately $16.8 million and current liabilities of approximately $13.4 million, resulting in a net working capital position of $3.4 million. Under the Company's revolving credit facility, the Company had available approximately $0.6 million as of February 2, 2000.

   Net cash used in operating activities for fiscal 2000 was approximately $3.2 million. The use of cash for fiscal 2000 is mainly attributable to an increase in inventories of approximately $3.8 million (due to the Company purchasing directly from many of its specialty vendors to obtain lower prices), deferred loan costs of approximately $1.2 million associated with the Company's new credit facility and a decrease in the Company's trade accounts payable of approximately $1.5 million. EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, increased from approximately $2.1 million in fiscal 1999 to approximately $6.0 million in fiscal 2000 which was an increase in EBITDA of approximately 185% over the prior year. Management believes that the improvement in EBITDA is largely due to an improvement in the Company's operations. Management believes that EBITDA is a measurement commonly used by analysts and investors. Accordingly, this information has been presented to permit a more complete analysis; however, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

   Based on the terms of the Company's credit facility, management currently believes principal and interest costs in fiscal 2001 will be approximately $3.7 million. In addition, the Company currently plans to spend approximately $2.5 million on capital improvements.

   Management believes that the Company's working capital surplus and availability under its line of credit plus EBITDA roughly equal to or more than the approximately $6.0 million of EBITDA it generated in fiscal 2000 will allow the Company to meet its cash requirements for operations and projected capital expenditures through fiscal 2001.

   The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on the availability of internally generated funds and the continued availability of and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 2001. However, such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from results expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, potential sales by the Company of certain out-parcels and other assets, the inability to develop new stores as planned and other uncertainties that may occur from time to time. In the event of any significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

Seasonality

   The Company's sales mix varies seasonally as the availability of fresh products changes, and the Company generally experiences substantially increased sales volume in the days immediately preceding major holidays. In addition, the Company generally realizes increased sales during its second quarter due to greater availability and demand for produce.

Effects of Inflation

   The Company generally has been able to pass on increased costs attributable to inflation through appropriate increases in selling prices of its products and, accordingly, has not experienced any material adverse effect from inflation.


                      FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of significant operating losses and no assurances can be made that we will be profitable.

   As of February 2, 2000, we had an accumulated deficit of $19.3 million. We incurred a net loss before extraordinary gains, of approximately $1.2 million, $6.6 million and $6.0 million in the fiscal years ended February 2, 2000, February 3, 1999 and January 28, 1998, respectively. There can be no assurance that we will be profitable in the fiscal year ended January 31, 2001 and beyond. Future events that could adversely effect our operating margins and results of operations include:

 .  unanticipated expenses;
 .  increased competition; or
 .  changes in the supply of our products.

The supermarket industry is a highly competitive industry, which effects our continued penetration in the market

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

 .  promotional pricing;
 .  convenient locations; and
 .  one-stop shopping.

   Many of our competitors have substantially greater financial resources than we do. Our ability to continue to compete successfully will largely depend upon our ability to consistently maintain our reputation for exceptional quality products at competitive prices.

Our existing credit agreement covenants may limit the discretion of management to seek additional funding or other financings

   The credit agreement between us and Back Bay Capital Funding LLC contains numerous financial and operating covenants that limit the discretion of our management in certain business matters. These covenants place significant restrictions on, among other things, our ability to:

 .  incur additional indebtedness;
 .  create liens or other encumbrances;
 . make certain payments and investments; and . sell or otherwise dispose of assets and merge or consolidate with other entities.

   The credit agreement also requires us to satisfy certain financial tests. Events beyond our control can effect our ability to meet these financial tests, and there can be no assurance that we will be able to meet these tests. Failure to comply with the obligations in the credit agreement could trigger a suspension event, which could, among other things, accelerate related debt.

We may experience substantial price volatility with our products

   Prices of fresh produce and, to a lesser extent, fresh meat, poultry and seafood items, are highly volatile and based upon available supply. Factors that can significantly affect supply in all types of agricultural production generally include weather, disease and general crop failure.

   Wide fluctuations in the prices of fresh produce and other perishable items can adversely impact our revenues and overall profitability. We generally maintain standard profit margins on fresh products regardless of price fluctuations, except at the highest levels where profit margin decreases may occur. However, exceptionally high prices of produce or other fresh products more markedly affect consumer demand than exceptionally low prices. Periods of abnormally high or low product prices could negatively affect both revenues and overall profitability.

Due to the current market conditions of our Class A Common Stock, there may be substantial volatility of market price for our Class A Common Stock

   Our Class A Common Stock, which is traded on the Nasdaq SmallCap Market, currently has a relatively low market capitalization and trading volume. As a result, any change in our financial results or conditions may cause significant volatility in the market price of our Class A Common Stock. While the general performance of the stock market may cause our stock price to fluctuate in ways unrelated to our operating performance, other factors that may effect the market price of our Class A Common Stock from period to period, include:

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


Our principal shareholder generally controls the voting outcome of all matters to be brought before shareholders

   Mr. Harry A. Blazer, our President and Chief Executive Officer, beneficially owns 2,050,701 shares of the Company's Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes, as compared to one vote for each share of Class A Common Stock. Except as law otherwise requires or the Articles of Incorporation expressly provide, the Class A Common Stock and Class B Common Stock vote together as a single class. The shares of Class B Common Stock owned by Mr. Blazer represent all of the Class B Common Stock outstanding and approximately 83% of the total voting power of all classes of voting stock of the Company. As a result, Mr. Blazer is able to:

 .  elect all of the Company's directors;
 .  amend the Articles of Incorporation;
 .  effect or prevent a merger, sale of assets or other business acquisition or disposition; and
 .  otherwise control the outcome of actions requiring shareholder approval.

We have a high level of dependence on senior management

   Our operational success depends largely upon the skills, experience and efforts of our senior management, especially our founder, President and Chief Executive Officer, Harry A. Blazer. The loss of the services of Mr. Blazer or other members of the Company's senior management could materially and adversely affect our business and prospects. We maintain a $10 million key man life insurance policy on Mr. Blazer and the proceeds from this policy are currently pledged as security on our long term debt to Back Bay Capital Funding LLC.

We have not historically paid dividends and have no current plans to do so

   We have not paid any dividends on the Class A Common Stock and do not presently intend to pay dividends on these shares.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------  -----------------------------------------------------------

   Not Applicable.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

   The following financial statements are filed with this report:

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets -- Fiscal Years Ended February 2, 2000 and
             February 3, 1999

        Consolidated Statements of Operations -- Fiscal Years Ended February 2,
             2000, February 3, 1999 and January 28, 1998

        Consolidated Statements of Changes in Equity -- Fiscal Years Ended
             February 2, 2000, February 3, 1999 and January 28, 1998

        Consolidated Statements of Cash Flows -- Fiscal Years Ended February 2,
             2000, February 3, 1999 and January 28, 1998

        Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

   Not applicable.

                                    PART III


   Except as to information with respect to executive officers that is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders to be held on June 26, 2000 (the "Proxy Statement"). The Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of its fiscal year.


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

   The information required by this item is incorporated by reference from the sections entitled "Agenda Item One -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


Item 11.  Executive Compensation.
-------   ----------------------

   The information required by this item is incorporated by reference from the section entitled "Executive Compensation" contained in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

   The information required by this item is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

   The information required by this item is incorporated by reference from the section entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

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
          -----------------------------------------

   The following financial statements and auditors' report have been filed as
Item 8 in Part II of this report:

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets -- Fiscal Years Ended February 2, 2000 and
             February 3, 1999

        Consolidated Statements of Operations -- Fiscal Years Ended February 2,
             2000, February 3, 1999 and January 28, 1998

        Consolidated Statements of Changes in Equity -- Fiscal Years Ended
             February 2, 2000, February 3, 1999 and January 28, 1998

        Consolidated Statements of Cash Flows -- Fiscal Years Ended February 2,
             2000, February 3, 1999 and January 28, 1998

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

(b) The registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.


   3.   Exhibits.
        --------

   The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by an asterisk (*) were previously filed as part of and are hereby incorporated by reference from either: (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60452,("Form S-1"), (ii) the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1994 ("1993 Form 10-K"), (iii) the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 1995 ("1/30/95 8-K"), (iv) the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1995 ("1995 Form 10-K"), (v) the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February

18, 1997 ("2/18/97 8-K"), (vi) the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1997 ("1997 Form 10-K"), (vii) the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 1999 ("8/4/99 10-Q") and (viii) the Company's Quarterly Report on Form 10-Q for the quarterly ended November 3, 1999 ("11/3/99 10-Q").



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

 *3.1.4 Articles of Amendment to Articles of Incorporation of the Company regarding Series AA Preferred Stock (2/18/97 8-K Exhibit 3(I).3)

 *3.1.5 Articles of Amendment to Articles of Incorporation of the Company regarding Series B Preferred Stock (2/18/97 8-K Exhibit 3(I).4)

 *3.2        By-Laws of HFM, Inc.  (Form S-1 Exhibit 3.3)

 *4.1        Specimen Certificate of Class A Common Stock (Form S-1 Exhibit 4)

 *4.2        Bank Warrant Certificate issued to NationsBank (1/30/95 8-K Exhibit
             4.10)

 *4.3 Bank Warrant Certificate issued to Creditanstalt-Bankverein (1/30/95 8-K Exhibit 4.11)

 *4.4 Amendment to Bank Warrant Certificate issued to Creditanstalt-Bankverein (2/18/97 8-K Exhibit 4.11.2)

 *10.1 Harry's Farmers Market, Inc. 1993 Management Incentive Plan (Form S-1 Exhibit 10.2)

 *10.2 Harry's Farmers Market, Inc. 1993 Outside Directors' Incentive Plan (Form S-1 Exhibit 10.3)

 *10.3       Harry's Farmers Market, Inc. Employee Stock Purchase Plan (Form S-1
             Exhibit 10.4)

 *10.4 Lease Agreement dated July 1, 1992, between the Partnership and James B. Cumming (Form S-1 Exhibit 10.9)

 *10.5 Master Equipment Lease Agreement dated June 30, 1991, between the Partnership and Sun Financial Group, Inc. (Form S-1 Exhibit 10.11)

 *10.6 Warrant Agreement dated December 30, 1994, among the Registrant, NationsBank and Creditanstalt-Bankverein (1/30/95 8-K Exhibit 10.16.5)

 *10.7 Lease Agreement dated September 16, 1993, between the Registrant and Metropolitan Life Insurance Company (1993 Form 10-K Exhibit 10.21)

 *10.8 Agreement for the Sale and Purchase of Property dated April 9, 1993, between Karalea, Inc. and MM Mooring #1 Corp., as amended by the First Amendment to Agreement for the Sale and Purchase of Property dated May 14, 1993, and the Second Amendment to Agreement for the Sale and Purchase of Property dated May 28, 1993 (1993 Form 10-K Exhibit 10.22)

 *10.9 Agreement for the Sale of Property dated July 14, 1993, between the Registrant and Liberty Place Associates, Ltd., as amended by the First Amendment to Purchase Agreement dated September 10, 1993, and the Second Amendment to Agreement for the Sale of Property dated September 20, 1993 (1993 Form 10-K Exhibit 10.23)

 *10.10 Agreement for Sale of Real Estate dated April 19, 1995, between the Registrant and Trammell Crow SE, Inc. (1995 Form 10-K Exhibit 10.26)

 *10.11 Lease Agreement dated effective March 17, 1997, between U.S. 41 & I285 Company and the Registrant (1997 10-K Exhibit 10.27)

 *10.12 Settlement and Release Agreement dated as of September 2, 1999, by and among the Company, Harry Blazer, Progressive Food Concepts, Inc. and Boston Chicken, Inc. (8/4/99 10-Q Exhibit 10.1)

 *10.13 Amendment No. 1 to Settlement and Release Agreement dated as of October 22, 1999, by and among the Company, Marthasville Trading Company, Karalea, Inc., Harry Blazer, Progressive Food Concepts, Inc. and Boston Chicken, Inc. (11/3/99 10-Q Exhibit 10.1)

 *10.14 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Robert Fleming Nominees Ltd. (11/3/99 10-Q
             Exhibit 10.2)

 *10.15 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Orbis Pension Trustees Ltd. (11/3/99 10-Q
             Exhibit 10.3)

 *10.16 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and AXA Equity & Law Life Assurance Society (11/3/99 10-Q Exhibit 10.4)

 *10.17 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Ashford Capital Partners, L.P. (11/3/99 10-Q Exhibit 10.5)

 *10.18 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Theodore Ashford (11/3/99 10-Q Exhibit 10.6)

 *10.19 Loan and Security Agreement dated December 2, 1999 between Back Bay Capital Funding, LLC and the Company (11/3/99 10-Q Exhibit 10.7)

 *10.20 Indemnity Agreement Regarding Hazardous Materials dated December 2, 1999 among the Company, Karalea, Inc., Marthasville Trading Company and Back Bay Capital Funding, LLC (11/3/99 10-Q Exhibit 10.8)

  10.21 Purchase and Sale Agreement dated January 6, 2000, by and between Roman Properties, Inc., Mimms Investments and the Company

  10.22 First Amendment to Purchase and Sale Agreement dated February 29, 2000, by and between Roman Properties, Inc., Mimms Investments and the Company

 *21         Subsidiaries of the Registrant (1993 Form 10-K Exhibit 21)

  23         Consent of Grant Thornton LLP

  27         Financial Data Schedule

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          HARRY'S FARMERS MARKET, INC.

Dated:  April 28, 2000    By:  /S/ HARRY A. BLAZER
                               ------------------------------------
                               HARRY A. BLAZER
                               Chairman,  President and Chief Executive
                               Officer (principal executive officer)


Dated:  April 28, 2000    By:  /S/ JOHN D. BRANCH
                               ------------------------------------
                               JOHN D. BRANCH
                               Sr. Vice President and Chief Financial Officer
                               (principal financial and accounting officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



April 28, 2000        By:  /S/ HARRY A. BLAZER
                           ----------------------------------------
                           HARRY A. BLAZER, Chairman, President,
                           Chief Executive Officer and Director

April 28, 2000        By:  /S/ ROBERT C. GLUSTROM
                           ----------------------------------------
                           ROBERT C. GLUSTROM, Director


April 28, 2000        By:  /S/ JOHN D. BRANCH
                           ----------------------------------------
                           JOHN D. BRANCH, Senior Vice President, Chief
                           Financial Officer and Director


April 28, 2000        By:  /S/ CHARLES W. SAPP
                           ----------------------------------------
                           CHARLES W. SAPP, Director


April 28, 2000        By:  /S/ DONALD M. PAMENTER
                           ----------------------------------------
                           DONALD M. PAMENTER, Director

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board of Directors
Harry's Farmers Market, Inc.

          We have audited the accompanying consolidated balance sheets of Harry's Farmers Market, Inc. and Subsidiaries as of February 2, 2000 and February 3, 1999, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended February 2, 2000. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harry's Farmers Market, Inc. and Subsidiaries as of February 2, 2000 and February 3, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 2, 2000, in conformity with generally accepted accounting principles.

          We have also audited Schedule II of Harry's Farmers Market, Inc. and Subsidiaries, for each of the three years in the period ended February 2, 2000. In our opinion, this schedule presents fairly, in all materials respects, the information required to be set forth therein.


                         /S/ GRANT THORNTON LLP
                         ---------------------------------

Atlanta, Georgia
March 31, 2000

                 Harry's Farmers Market, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                            February 2,           February 3,
                                                                               2000                  1999
                                                                          --------------        --------------
CURRENT ASSETS
  Cash                                                                   $    431,933            $  1,696,903
  Trade accounts receivable, net of an allowance
   for doubtful accounts of $19,155 in 2000
   and $8,118 in 1999                                                         121,009                 525,969
  Inventories                                                              10,987,401               7,138,004
  Prepaid expenses                                                            651,936                 431,143
  Assets held for sale                                                      4,500,000                 280,407
  Other current assets                                                         80,719                  76,143
                                                                        -------------            ------------

  Total current assets                                                     16,772,998              10,148,569
                                                                        -------------            ------------

PROPERTY AND EQUIPMENT
  Buildings                                                                31,724,237              31,327,502
  Equipment                                                                31,159,424              30,437,678
  Vehicles                                                                    184,574                 191,275
                                                                        -------------            ------------
                                                                           63,068,235              61,956,455
  Accumulated depreciation                                                (32,502,638)            (27,860,256)
                                                                        -------------            ------------
                                                                           30,565,597              34,096,199
  Land                                                                      7,223,891               7,223,891
                                                                        -------------            ------------
                                                                           37,789,488              41,320,090
                                                                        -------------            ------------

OTHER ASSETS
  Assets held for sale                                                              -               4,900,000
  Deposits on equipment                                                       246,872                 240,457
  Loan costs, net of accumulated amortization of
   $276,367 in 2000 and $43,866 in 1999                                     1,142,145                 109,563
  Other                                                                       299,405                 268,406
                                                                        -------------            ------------
                                                                            1,688,422               5,518,426
                                                                        -------------            ------------


                                                                        -------------            ------------
                                                                         $ 56,250,908            $ 56,987,085
                                                                        =============            ============



        The accompanying notes are an integral part of these statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS



                                    LIABILITIES  AND STOCKHOLDERS' EQUITY

                                                                          February 2,             February 3,
                                                                             2000                    1999
                                                                         ------------            ------------
CURRENT LIABILITIES
  Current maturities of long-term obligations                            $  4,161,827            $    978,570
  Accounts payable - trade                                                  7,273,455               8,728,721
  Workers' compensation and general liability insurance                       255,865                 252,949
  Accrued payroll and payroll taxes                                           648,839                 624,463
  Sales taxes payable                                                          34,445                 127,513
  Other accrued liabilities                                                   761,153                 883,153
  Income taxes payable                                                        250,000                       -
                                                                         ------------            ------------

    Total current liabilities                                              13,385,584              11,595,369
                                                                         ------------            ------------

LONG-TERM OBLIGATIONS, net of current maturities                           21,782,601              14,160,546
                                                                         ------------            ------------

CONVERTIBLE DEBT                                                                    -              15,159,895
                                                                         ------------            ------------

OTHER NON-CURRENT LIABILITIES                                                 476,803                 520,286
                                                                         ------------            ------------

REDEEMABLE PREFERRED STOCK,
 $9 stated value, 3,000,000 Series AA shares authorized;
 issued and outstanding, 1,222,221 Series AA                                        -              10,581,960
                                                                         ------------            ------------

STOCKHOLDERS' EQUITY
  Common stock
  Class A, No par value, 22,000,000 shares authorized;
     issued and outstanding, 4,139,375 in 2000 and 1999                    34,681,075              34,681,075
  Class B, No par value, 3,000,000 shares authorized;
   Issued and outstanding, 2,050,701 in 2000 and 1999                       3,936,337               3,936,337
  Additional paid-in capital                                                1,256,902               1,379,852
  Accumulated deficit                                                     (19,268,394)            (35,028,235)
                                                                         ------------            ------------

  Total stockholders' equity                                               20,605,920               4,969,029
                                                                         ------------            ------------

                                                                         $ 56,250,908            $ 56,987,085
                                                                         ============            ============

        The accompanying notes are an integral part of these statements.

                             Harry's Farmers Market, Inc. and Subsidiaries

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Years ended
                                                           February 2,                February 3,              January 28,
                                                             2000                       1999                      1998
                                                          -------------             ------------              ------------
Net sales                                                 $138,694,861              $136,146,144              $136,998,758
Cost of goods sold                                          98,725,697                99,974,334               102,320,051
                                                          ------------              ------------              ------------

  Gross profit                                              39,969,164                36,171,810                34,678,707
                                                          ------------              ------------              ------------

Operating expenses
  Direct store expenses                                     23,467,781                22,508,289                23,284,118
  Selling, general and administrative expenses              12,726,961                13,446,620                12,719,407
  Depreciation and other amortization                        4,363,641                 4,085,566                 3,446,653
  Impairment loss                                              400,000                 1,376,017                 2,867,651
                                                          ------------              ------------              ------------

                                                            40,958,383                41,416,492                42,317,829
                                                          ------------              ------------              ------------

  Operating loss                                              (989,219)               (5,244,682)               (7,639,122)
                                                          ------------              ------------              ------------

Other income (expense)
  Interest expense                                          (2,663,571)               (2,407,014)               (2,253,987)
  Loss on writedown of note receivable                               -                         -                  (914,471)
  Sale of intellectual property rights                               -                         -                 1,422,391
  Redemption of ownership interest in PFCI                           -                         -                 2,500,000
  Other income                                               1,827,434                 1,232,659                 1,018,239
                                                          ------------              ------------              ------------
                                                              (836,137)               (1,174,355)                1,772,172
                                                          ------------              ------------              ------------

Loss before provision for accretion of
 warrants, income taxes and extraordinary gains             (1,825,356)               (6,419,037)               (5,866,950)

Provision for accretion of warrants                            122,950                   147,540                   147,540
                                                          ------------              ------------              ------------
Loss applicable to common shareholders before
 income taxes and extraordinary gains                       (1,948,306)               (6,566,577)               (6,014,490)

Income tax benefit                                             740,000                         -                         -
                                                          ------------              ------------              ------------
Loss applicable to common shareholders before
 extraordinary gains                                        (1,208,306)               (6,566,577)               (6,014,490)

Extraordinary gains (net of applicable income
 taxes of $990,000)                                         16,845,197                         -                         -
                                                          ------------              ------------              ------------
Net earnings (loss) applicable to common
 shareholders                                             $ 15,636,891              $ (6,566,577)             $ (6,014,490)
                                                          ============              ============              ============


        The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries


                                                                                      Years ended
                                                             February 2,               February 3,               January 28,
                                                                2000                      1999                      1998
                                                             ------------              -----------               -----------
Net earnings (loss) per common share - basic
 and diluted:

    Loss applicable to common shareholders
     before extraordinary gains                                 $(0.19)                   $(1.06)                   $(0.97)

    Extraordinary gains                                           2.72                         -                         -
                                                                ------                    ------                    ------

    Net earnings (loss) applicable to common
     shareholders                                               $ 2.53                    $(1.06)                   $(0.97)
                                                                ======                    ======                    ======



        The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

      Years ended February 2, 2000, February 3, 1999 and January 28, 1998

                                                            Common         Common       Additional
                                                             Stock          Stock         Paid-in       Accumulated       Total
                                                            Class A        Class B        Capital         Deficit         equity
                                                         ---------------------------------------------------------------------------
  Balance, January 29, 1997                              $34,622,606     $3,936,337    $  513,221     $(22,742,248)    $16,329,916
  Issuance of 13,793 shares of Class A stock for
   consulting services                                        50,000              -             -                -          50,000

  Issuance of 591 shares of Class A stock for employee
   stock purchase plan                                           906              -             -                -             906

  Sale of 2,000,000 warrants                                       -              -     1,000,000                -       1,000,000
  Stock options issued for consulting services                     -              -        75,000                -          75,000
  Repricing of warrants                                            -              -        86,711                -          86,711
  Accretion of warrant value                                       -              -      (147,540)               -        (147,540)
  Net loss                                                         -              -             -       (5,866,950)     (5,866,950)
                                                         -----------     ----------    ----------     ------------     -----------

  Balance, January 28, 1998                               34,673,512      3,936,337     1,527,392      (28,609,198)     11,528,043

  Issuance of  7,118 shares of Class A   stock
    for employee stock purchase plan                           7,563              -             -                -           7,563
  Accretion of warrant value                                       -              -      (147,540)               -        (147,540)
  Net loss                                                         -              -             -       (6,419,037)     (6,419,037)
                                                         -----------     ----------    ----------     ------------     -----------

  Balance, February 3, 1999                               34,681,075      3,936,337     1,379,852      (35,028,235)      4,969,029

  Accretion of warrant value                                       -              -      (122,950)               -        (122,950)
  Net earnings after extraordinary gain                            -              -             -       15,759,841      15,759,841
                                                         -----------     ----------    ----------     ------------     -----------

  Balance, February 2, 2000                               34,681,075      3,936,337     1,256,902      (19,268,394)     20,605,920
                                                         ===========     ==========    ==========     ============     ===========



        The accompanying notes are an integral part of these statements

                             Harry's Farmers Market, Inc. and Subsidiaries

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years ended
                                                           February 2,       February 3,       January 28,
                                                              2000              1999              1998
                                                         --------------    -------------     --------------
 Cash flows from operating activities:
  Cash received from customers                           $ 139,099,821     $ 135,729,035     $ 137,143,941
  Cash paid for purchases and operating expenses          (139,758,884)     (129,302,064)     (134,541,209)
  Interest paid                                             (2,514,335)       (2,122,569)       (2,090,682)
  Interest received                                                299               174            69,047
  Proceeds from consulting agreement                                 -                 -           500,000
                                                         -------------     -------------     -------------
  Net cash provided by (used in) operating activities       (3,173,099)        4,304,576         1,081,097
                                                         -------------     -------------     -------------
 Cash flows from investing activities:
  Capital expenditures                                      (1,324,516)       (5,784,317)       (4,739,930)
  Increase in notes receivable                                       -                 -        (1,209,111)
  Proceeds from sale of intellectual property                        -                 -         1,422,391
  Proceeds from sale of interest in PFCI                             -                 -         2,500,000
  Proceeds from sale of property and equipment                 172,065           716,784            95,000
  Payments on notes receivable                                       -            83,334           104,063
  Proceeds from sale of other assets                           280,407                 -                 -
                                                         -------------     -------------     -------------
  Net cash (used in) investing activities                     (872,044)       (4,984,199)       (1,827,587)
                                                         -------------     -------------     -------------

 Cash flows from financing activities:
  Proceeds from long term debt                              19,500,000                 -                 -
  Proceeds from issuance of convertible debt                         -         2,000,000        13,059,802
  Net payments on line of credit and revolving credit
   facility                                                 (2,209,545)          664,575          (581,595)
  Principal payments on long-term obligations              (10,591,838)       (1,775,025)      (12,573,000)
  Payment to buyout redeemable preferred stock              (2,751,031)                -                 -
  Payment of loan costs                                     (1,167,413)                -                 -
  Proceeds from employee stock purchases                             -             7,563               906
  Proceeds from warrants                                             -                 -           994,295
                                                         -------------     -------------     -------------
  Net cash provided by financing activities                  2,780,173           897,113           900,408
                                                         -------------     -------------     -------------

  Net increase (decrease) in cash                           (1,264,970)          217,490           153,918
  Cash at beginning of year                                  1,696,903         1,479,413         1,325,495
                                                         -------------     -------------     -------------

  Cash at end of year                                    $     431,933     $   1,696,903     $   1,479,413
                                                         =============     =============     =============


Supplemental Schedule of Noncash Investing and Financing Activities:
-------------------------------------------------------------------

  Capital leases                                         $          -      $   2,384,918     $          -

                             Harry's Farmers Market, Inc. and Subsidiaries

                           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                           Years ended
                                                          February 2,       February 3,      January 28,
                                                              2000             1999             1998
                                                        --------------   --------------    -------------
 Reconciliation of net earnings (loss) to
     cash provided by (used in) operating activities:
   Net earnings (loss)                                   $ 15,759,841      $(6,419,037)     $(5,866,950)
   Adjustments to reconcile net earnings (loss) to
    cash provided by (used in) operations:
    Depreciation and amortization                           4,827,254        4,770,531        4,706,471
    Amortization of debt discount                             186,823          225,468                -
    Loss (gain) on sale of property and equipment              36,820              933          (32,055)
    Impairment loss                                           400,000        1,376,017        2,867,643
    Decrease (increase) in trade accounts receivable          404,960         (417,109)         145,183
    Loss on writedown of notes receivable                           -          162,114          914,471
    Decrease (increase) in other receivables                   (4,576)         321,097         (141,359)
    Decrease (increase) in inventories                     (3,849,397)       1,430,325          541,494
    Decrease (increase) in prepaid expenses                  (220,793)         266,555         (112,425)
    Decrease (increase) in deposits on equipment               (6,415)          62,978          182,206
    Decrease (increase) in other assets                       (77,189)        (126,718)          13,475
    Increase (decrease) in trade accounts payable          (1,455,266)       2,879,562           62,304
    Increase (decrease) in accrued liabilities                139,574          (83,140)       1,323,030
    Increase (decrease) in unearned revenue                  (120,833)        (145,000)         400,000
    Gain on sale of PFCI ownership interest                         -                -       (2,500,000)
    Gain on sale of intellectual property, net of
     costs paid of $77,609                                          -                -       (1,422,391)

    Extraordinary gains before associated cost paid of
     $1,358,705 and related taxes of $990,000             (19,193,902)               -                -
                                                         ------------      -----------      -----------
                                                         $ (3,173,099)     $ 4,304,576      $ 1,081,097
                                                         ============      ===========      ===========

       The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 2, 2000 and February 3, 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Harry's Farmers Market, Inc. (the "Company") is a corporation formed pursuant to the laws of the State of Georgia. The Company is a retailer in the Atlanta, Georgia metropolitan area of fresh fruits and produce, seafood, poultry and meat, dairy products, baked goods, beer and wine and other assorted grocery items.

 1.   Principles of Consolidation
      ---------------------------

 The financial statements include the accounts of Harry's Farmers Market, Inc., and its three wholly owned subsidiaries, Karalea, Inc., Marthasville Trading Company, and Roman Properties, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

 2.  Inventories
     -----------

 Inventories consist primarily of grocery items and are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.

 3.  Property and Equipment
     ----------------------

 Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are: buildings, 31-39 years and equipment and vehicles, 3 to 10 years. The portion of depreciation expense attributed to product cost is included with cost of goods sold in the statements of operations. This depreciation expense amounted to $463,613, $684,965 and $1,259,818, for the years ended February 2, 2000, February 3, 1999 and January 28, 1998, respectively.

 The Company capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use. Other computer software maintenance costs related to software development are expensed as incurred. Software development costs are amortized using the straight-line method generally over three to five years after being placed in service. The carrying value of software and development costs at February 2, 2000 and February 3, 1999 were $431,722 and $769,135, respectively.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 4.  Loan Costs
     ----------

 Costs of obtaining financing are being amortized over the term of the related loans.

 5.  Advertising Expense
     -------------------

 All advertising costs are expensed in the period incurred. Advertising expense for the years ended February 2, 2000, February 3, 1999 and January 28, 1998 was approximately $770,000, $1,553,000 and $1,128,000, respectively.

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

 8.  Fiscal Year
     -----------

 The Company is on a 52/53-week fiscal year ending on the Wednesday nearest January 31. Fiscal year 1999 was a 53-week fiscal year, while fiscal years 2000 and 1998 were 52-week fiscal years.

 9.  Earnings Per Share
     ------------------

 The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Basic net earnings per common share are based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999

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

11.  New Accounting Standards
     ------------------------

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 was issued, amending the effective date of SFAS 133 to all fiscal quarters beginning after June 15, 2000.

 Management does not expect the adoption of these new standards to have a material impact on the Company's consolidated financial statements.

12.  Reclassifications
     -----------------

 Certain reclassifications have been made to the fiscal 1999 financial statements to conform to the fiscal 2000 presentation.


NOTE B - ASSETS HELD FOR SALE

 Assets held for sale include the following at estimated net realizable value:

                                            February 2,   February 3,
                                                2000          1999
                                            -----------   -----------

Land held for sale                           $  686,000   $  686,000
Buildings and improvements held for sale      3,814,000    4,214,000
Equipment not in service                              -      280,407
                                             ----------   ----------

                                             $4,500,000   $5,180,407
                                             ==========   ==========

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999

NOTE B - ASSETS HELD FOR SALE - Continued

 The land, buildings and improvements held for sale represent the Company's former bakery and warehouse facility that was sold in the first quarter of fiscal 2001. The Company leased back a portion of the facility from the purchaser for warehouse purposes and moved the bakery to its Alpharetta store. In the fourth quarters of fiscal 2000 and 1999, the Company recorded non-cash impairment losses on these assets of $400,000 and $680,841, respectively, and an impairment charge of $2,867,651 in the third quarter of fiscal 1998. These assets were written down to their fair value based on the estimated sales price of the facility less reasonable estimates of additional costs to sell the facility. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

 The equipment taken out of service was removed from a store that was closed during fiscal 1996. During 1999, a portion of this equipment was placed in service at new stores opened during the year and $695,176 was recorded as a non-cash impairment loss on these assets. The Company sold, at auction, the remaining equipment taken out of service for book value as of February 3, 1999.

NOTE C - LONG-TERM OBLIGATIONS

 On December 2, 1999, the Company entered into a new credit agreement ("Credit Agreement") with a financial institution. The credit facility under the Credit Agreement was for a committed amount of up to $24.5 million and consisted of a term loan for $19.5 million and a senior revolving credit facility of up to $5.0 million. The proceeds from the credit facility were used to terminate the Company's relationship with Boston Chicken, Inc. for approximately $4.0 million, repurchase all outstanding shares of Series AA Preferred Stock for approximately $2.75 million and satisfy all outstanding indebtedness owing to its previous senior lender for approximately $12.1 million with the remainder of the facility available to pay various closing costs and fees on the transactions and to provide additional working capital for the Company.

 The term loan interest rate consists of two components; a cash component that is paid monthly in arrears and a payment in kind ("PIK") component that is paid through the issuance of new promissory notes on a quarterly basis in arrears. The cash interest rate is 12% from December 2, 1999 through December 1, 2000; 13% from December 2, 2000 through December 1, 2001 and 14% from December 2, 2001 through the maturity date of the note. The PIK interest rate is 5% from the period December 2, 1999 through December 1, 2000; 4.5% from December 2, 2000 through December 1, 2001 and 3.5% from December 2, 2001 through the end of the note. The PIK interest will be reduced by 0.5% for the fiscal years 2001 and 2002 if the Company hits certain performance target. Starting in January of 2000 the Company is required to make principal payments on the first day of each month. From January of 2000 through November of 2000 the Company is required to repay $100,000 a month. From December of 2000 through November of 2001 the Company is required to repay $150,000 a month. From December of 2001 through November of 2002 the Company is required to repay $200,000 a month.
 The term note matures on November 28, 2002, at which time the remaining unpaid balance is due.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999

NOTE C - LONG-TERM OBLIGATIONS - Continued

 The revolving credit facility bears interest at 13% per annum. Advances under the revolving credit facility are based upon a borrowing base formula that could restrict the Company from borrowing the full availability under the line. Currently, the Company is restricted by the formula from drawing more than $4.25 million under the line. The line matures on November 28, 2002, the same day that the term loan matures.

 Substantially all of the Company's assets are pledged under the Credit Agreement. In addition, the Credit Agreement includes various operational and financial covenants that include, among other things, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") that the Company must achieve and a limitation on the amount of capital expenditures that the Company may spend in any one year. The failure to meet these covenants could result in an acceleration of the maturity date of the loan. As of February 2, 2000, the Company was in compliance with all covenants.


Notes payable at year-end consisted of:
                                                                February 2,      February 3,
                                                                    2000             1999
                                                               -------------    -------------
    Term loan to a financial institution,
       Bearing interest at 17%, maturing
       November 28, 2002.  The term loan is
       collateralized by substantially all assets of
       the Company                                             $19,300,000     $        -

    Revolving credit facility to a financial
       institution, bearing interest at 13%, maturing
       November 28, 2002.  The revolving credit facility
       is collateralized by substantially all assets of the
       Company                                                   3,631,860              -

    Term note payable to a bank, bearing interest at
       LIBOR rate plus 3.5% or prime rate plus 1.5%
       (effective rate of 8.9% at February 3, 1999),
       due and payable January 29, 2001.  This term note was
       collateralized by substantially all assets of the Company         -      5,358,000

    Line of credit agreement with a bank bearing interest
       at prime plus 1.5% maturing January 29, 2001.
       The weighted average interest rate during the period
       was 9.95%.  The line of credit was collateralized by
       substantially all assets of the Company                           -      5,841,405

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999

NOTE C - LONG-TERM OBLIGATIONS - Continued

Notes Payable - Continued
-------------------------

Notes payable at year-end consisted of:

                                                              February 2,                 February 3,
                                                                  2000                        1999
                                                              -----------                 -----------
  Mortgage note payable, bearing interest at
   8.5%; interest and principal paid monthly with
   full payment due January 10, 2012, collateralized
   by land, buildings and improvements with a net
   book value of $4,500,000                                     2,395,192                   2,505,512
                                                              -----------                 -----------
                                                               25,327,052                  13,704,917

  Capital lease obligations                                       617,376                   1,540,894

  Discount on debt                                                      -                    (106,695)
                                                              -----------                 -----------
                                                               25,944,428                  15,139,116
  Less current maturities                                      (4,161,827)                   (978,570)
                                                              -----------                 -----------
                                                              $21,782,601                 $14,160,546
                                                              ===========                 ===========

Future maturities of notes payable as of February 2, 2000, are as follows:

    Years ending:
     2001                                                     $ 3,595,192
     2002                                                       1,900,000
     2003                                                       9,831,860
                                                              -----------
                                                               25,327,052
    Capital lease obligations                                     617,376
                                                              -----------
                                                              $25,944,428
                                                              ===========

 Capital Lease Obligations
 -------------------------

 The Company leases certain equipment under agreements that are classified as
 capital leases.    Most equipment leases have purchase options at the end of
 the original lease term. The effective interest rate on these leases range from 9.5% to 12.7%. Property and equipment includes the following amounts for leases that have been capitalized:

                  Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999

NOTE C - LONG-TERM OBLIGATIONS - Continued
 Capital Lease Obligations -- Continued
 --------------------------------------


                                                                                     February 2,   February 3,
                                                                                         2000          1999
                                                                                     -----------   -----------
   Equipment                                                                         $ 4,092,721   $ 4,092,721
   Accumulated depreciation                                                           (2,450,813)   (1,630,646)
                                                                                     -----------   -----------
                                                                                     $ 1,641,908   $ 2,462,075
                                                                                     ===========   ===========

Future minimum payments of capital leases as of February 2, 2000, are as follows:


  Years ending
    2001                                                                             $   592,371
    2002                                                                                  50,741
                                                                                     -----------
    Total minimum lease payments                                                         643,112
    Less amount representing interest                                                    (25,736)
                                                                                     -----------

    Present value of net minimum lease payments                                      $   617,376
                                                                                     ===========

NOTE D - COMMITMENTS AND CONTINGENCIES

 Operating Leases
 ----------------

 The Company leases certain facilities and equipment under agreements classified as operating leases. Total rental expense under all operating lease arrangements was approximately $2,500,000, $2,215,000 and $3,265,000 for the years ended February 2, 2000, February 3, 1999 and January 28, 1998, respectively. Terms of the equipment leases range from four to five years and include an option to terminate at the end of two or three years. At the end of the maximum term, the Company has the option to continue renting the equipment or purchase the equipment at fair market value. Following is a summary of approximate future minimum lease payments due under operating lease agreements as of February 2, 2000:

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999

NOTE D - COMMITMENTS AND CONTINGENCIES - Continued

Operating Leases - Continued
------------------------------

 Fiscal year ending
        2001                    $ 2,921,232
        2002                      2,427,004
        2003                      2,086,831
        2004                        986,409
        2005                        821,809
        Thereafter                2,960,932
                                -----------

                                $12,204,217
                                ===========

 Claims and Litigation
 ---------------------

 The Company is involved in various claims and litigation that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

NOTE E - EXTRAORDINARY GAIN

 During fiscal 2000, the Company negotiated a repurchase with the holders of the Company's Series AA Redeemable Convertible Preferred Stock, which had a total redemption value of $11.0 million, and certain warrants that could be exercised to purchase shares of Class A common stock for $2.75 million. In addition, during fiscal 2000, the United States Bankruptcy Court approved a settlement with Boston Chicken, Inc. ("BCI") and Progressive Food Concept, Inc. ("PFCI") pursuant to which the Company paid $4.0 million for the satisfaction of all debt owed to BCI and PFCI, including $15.5 million of convertible debt, and the termination of warrants for the purchase of two million shares of the Company's Class A common stock. As a result of these two transactions the Company had an extraordinary gain of approximately $16.8 million net of applicable income taxes of $990,000 in fiscal 2000. The effective tax rate on the extraordinary gains was only 5.6% due to the Company utilizing net operating loss carryforwards generated in current and previous periods to offset the extraordinary gains generated in the current year. The tax on the extraordinary gains included $250,000 of alternative minimum tax that will be paid in fiscal 2001.

NOTE F - CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

 The Company operates retail grocery stores in the metropolitan Atlanta area. The Company also sells to a limited number of commercial entities and carries trade accounts receivable for these customers. Management continually monitors these receivables to minimize the risk of loss.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999

NOTE F - CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS - Continued

 The Company's financial instruments recorded on the balance sheet include cash, accounts receivable, accounts payable and debt. Because of their short maturities, the carrying amount of cash, accounts receivable and accounts payable approximates fair market value. The fair value of the Company's long-term debt approximates carrying value based on quoted market prices of similar issues or on the current rates offered to the Company for debt of similar terms

NOTE G - NET EARNINGS (LOSS) PER COMMON SHARE

 The following table sets forth the computation of basic and diluted earnings
(loss) per share.


                                                        February 2,         February 3,         January 28,
                                                           2000                1999                1998
                                                     ----------------    ----------------    ----------------
       Numerator for basic and diluted net
       earnings (loss) per common share -

       Loss applicable to common shareholders
       before extraordinary gains                         $(1,208,306)        $(6,566,577)        $(6,014,490)


       Extraordinary gains                                 16,845,197                   -                   -
                                                     ----------------    ----------------    ----------------

       Net earnings (loss) applicable to common
       shareholders after extraordinary gains             $15,636,891         $(6,566,577)        $(6,014,490)
                                                      ===============     ===============     ===============

       Denominator for basic net earnings (loss)
       per common share - weighted average shares
       outstanding                                          6,190,076           6,183,650           6,182,788



       Effect of dilutive options and warrants                      -                   -                   -
                                                     ----------------    ----------------    ----------------

       Denominator for diluted net earnings
       (loss) per common share - adjusted
       weighted average shares outstanding                  6,190,076           6,183,650           6,182,788
                                                      ===============     ===============     ===============

The exchange or exercise of common stock equivalents had no effect on the weighted average shares outstanding or earnings (loss) per share for all years presented because the exercise or exchange would be antidilutive on the earnings
(loss) applicable to common shareholders before extraordinary gains.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999

NOTE H - EMPLOYEE BENEFIT PLANS

 Stock Options
 --------------

 The Company's board of directors has approved stock option plans that cover up to 675,000 shares of common stock. The plans provide for the expiration of options five to ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted.

 In addition to the stock option plans, the board of directors periodically approve the grant of options to employees and directors. During fiscal 1998, the board of directors approved the grant of 70,000 options. During fiscal 2000, the board of directors approved the grant of 285,000 options. The number of stock options outstanding as of February 2, 2000, February 3, 1999 and January 28, 1998, which were granted outside of the Company's stock option plans was 355,000, 70,000 and 70,000, respectively.

 Stock option transactions for each of the three years in the period ended February 2, 2000, are summarized below:

                                      February 2, 2000     February 3, 1999         January 28, 1998
                                     -----------------   -------------------  ------------------------
                                               Weighted            Weighted                Weighted
                                               Average              Average                 Average
                                               Exercise            Exercise                 Exercise
                                      Shares    Price    Shares     Price     Shares         Price
                                     --------- --------  --------- --------  ---------  --------------

   Outstanding, beginning of year     563,940    $3.63   583,475      $4.87   384,200        $5.30
   Granted                            476,100     1.07   331,320       2.50   314,700         4.67
   Exercised                                -        -         -          -         -            -
   Forfeited                          (95,210)    3.10  (350,855)      4.63  (115,425)        5.74
                                      -------    -----  --------      -----  --------        -----
   Outstanding, end of year           944,830    $2.38   563,940      $3.63   583,475        $4.87
                                      =======    =====  ========      =====  ========        =====

  The following table summarizes information about stock options outstanding at February 3, 1999:

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999



NOTE I - EMPLOYEE BENEFIT PLANS - Continued

 Stock Options - Continued
 -------------------------


                              Options Outstanding                        Options Exercisable
                     ---------------------------------------------   --------------------------
                                             Weighted
                                              Average      Weighted                     Weighted
                           Number           Remaining       Average      Number          Average
   Exercise            Outstanding at      Contractual    Exercise   Exercisable at     Exercise
    Price            February 2, 2000      Life (Years)     Price    February 2, 2000     Price
   --------          ----------------     ------------    --------  ----------------    --------

  Less than $1.00       305,000               9.92         $0.96           134,375       $0.97
     1.00  -- 2.00      151,100               9.29          1.13            19,999        1.34
     2.50  -- 3.00      327,880               7.72          2.68           223,940        2.77
     3.63  -- 4.00       30,000               7.05          3.88            23,333        3.84
         6.00           130,850               5.59          6.00           119,613        6.00
                        -------               ----         -----           -------    --------
                        944,830               8.16         $2.38           521,260       $3.00
                        =======               ====         =====           =======    ========


 The Company uses the intrinsic value method in accounting for its stock option plans. In applying this method, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net earnings (loss) and earnings
 (loss) per share would have resulted in the pro forma amounts indicated below:

                                                    February 2,         February 3,           January 28,
                                                      2000                 1999                    1998
                                               ------------------   ------------------    ------------------

     Net earnings (loss)        As reported           $15,636,891          $(6,566,577)          $(6,014,490)
                                Pro forma              15,420,707           (6,647,075)           (6,506,805)

     Basic net earnings
     (loss) per common
     share                      As reported           $      2.53          $     (1.06)          $     (0.97)
                                Pro forma             $      2.49          $     (1.07)          $     (1.05)

     Diluted net earnings
       (loss) per common
       share                    As reported           $      2.53          $     (1.06)          $     (0.97)
                                Pro forma             $      2.49          $     (1.07)          $     (1.05)

                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999


NOTE I - EMPLOYEE BENEFIT PLANS - Continued

 Stock Options - Continued
 -------------------------


 For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

                                            February 2, 2000       February 3, 1999       January 28, 1998
                                          -------------------    -------------------    -------------------

           Expected volatility                        78.8  %                78.5  %                83.0  %
           Risk-free interest rate                     6.5  %                 6.5  %                 6.5  %
           Expected option life (years)                  9                      2                      5

Health Care Plan
----------------

The Company has a fully insured health care plan that covers all employees who elect to participate. Expenses for this plan charged to operations for the years ended February 2, 2000, February 3, 1999 and January 28, 1998, totaled $1,035,160, $1,059,140 and $946,953, respectively.

Qualified Retirement Plan
-------------------------

The Company has a qualified retirement plan whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Company's contribution is determined at the discretion of the board of directors. There were no contributions made by the Company during the years ended February 2, 2000, February 3, 1999 or January 28, 1998.

Stock Purchase Plan
-------------------

The Company has an employee stock purchase plan that covers up to 300,000 shares of common stock whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make contributions which are used to purchase shares of the Company's common stock. The purchase price for shares is 85% of the fair market value of common stock at the end of the purchasing cycle. Employees purchased 0, 7,118 and 591 shares under this plan during fiscal 2000, 1999 and 1998, respectively.

NOTE J - INCOME TAXES

 The income tax benefit for the year ended February 2, 2000, of $740,000 arose due to the Company being able to recognize current tax benefits to the extent of current tax charges generated from the extraordinary gains.

 The Company's temporary differences result in a net deferred income tax asset, which is reduced to zero by a related valuation allowance summarized as follows:

                                                      Estimated deferred
                                                      income tax effect
                                                  --------------------------
                                                   February 2,    February 3,
                                                      2000           1999
                                                  ------------   ------------
Deferred income tax assets
 Net operating loss carryforward                  $  9,285,000   $ 12,315,000
 Inventories                                           111,000         72,000
 Impairment loss                                     2,054,000      1,900,000
 Charitable contributions carryforward                       -        102,000
 Accrued liabilities not deductible until paid         257,000        204,000
 Other                                                   7,000          3,000
                                                  ------------   ------------
  Gross deferred income tax assets                  11,714,000     14,596,000
Deferred income tax asset valuation allowance      (10,731,000)   (13,713,000)
                                                  ------------   ------------
  Net deferred income tax assets                       983,000        883,000
Deferred income tax liabilities
 Property and equipment                               (983,000)      (883,000)
                                                  ------------   ------------
                                                  $          -   $          -
                                                  ============   ============

 At February 2, 2000, the Company had net operating loss carryforwards of approximately $24,118,000 available to reduce future taxable income, which expire as follows:

                                           Net
                Fiscal                  Operating
                 Year                      Loss
                ---------------------  -----------

                    2010               $ 4,857,000
                    2011                 9,822,000
                    2012                 2,564,000
                    2013                 1,051,000
                    2018                 5,824,000
                                       -----------
                                       $24,118,000
                                       ===========


                 Harry's Farmers Market, Inc. and Subsidiaries

                     February 2, 2000 and February 3, 1999



NOTE J - INCOME TAXES - Continued

 Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended February 2, 2000, February 3, 1999 and January 28, 1998 are as follows:

                                                            February 2,      February 3,   January 28,
                                                               2000             1999          1998
                                                            -----------      -----------   -----------
  Income tax benefit at 34%                                   (34.0)%         (34.0)%       (34.0)%
  State taxes, net of Federal income tax effect                (4.5)           (4.5)         (4.5)
  Other                                                         0.5               -             -
  Tax benefit of losses not recognized                            -            38.5           38.5
                                                             ------          ------         ------
  Effective tax rate                                         (38.0)%              - %            - %
                                                             ======          ======         ======
NOTE K - PLANS FOR FUTURE
 OPERATIONS AND FINANCING

  Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in the upcoming fiscal year. The Company is taking steps to reduce its operating losses. For the upcoming fiscal year, the Company will continue to implement its plans for new merchandising initiatives, new prepared food products, strengthened controls on product waste, improvements in manufacturing and distribution efficiencies, reductions in selling, general and administrative costs, attempt to refinance its long-term debt at a lower interest rate and seek additional capital to build new stores.

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                                  SCHEDULE II
          CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at                                 Balance at
                                               Beginning                                  End of
For the year ended    Description              of Period     Additions      Deductions    Period
------------------------------------------------------------------------------------------------------
February 2, 2000      Allowance for doubtful
                      accounts receivable      $     8,118    $   11,037     $       -     $    19,155

                      Valuation allowance-
                      Deferred tax asset       $13,713,000    $        -     $2,982,000    $10,731,000
                                               ===========    ==========     ==========    ===========

February 3, 1999      Allowance for doubtful
                      accounts receivable      $    60,000    $       -      $  51,882    $      8,118

                      Valuation allowance -
                      Deferred tax asset       $10,214,000    $3,499,000     $       -     $13,713,000
                                               ===========    ==========     ==========    ===========

January 28, 1998     Allowance for doubtful
                     accounts receivable       $    25,000    $   35,000     $       -     $    60,000

                     Valuation allowance -
                     Deferred tax asset        $ 8,055,000    $2,159,000     $       -     $10,214,000
                                               ===========    ==========     ===========   ===========

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have issued our reports dated March 31, 2000, accompanying the consolidated financial statements and schedules included in the Annual Report of Harry's Farmers Market, Inc. and Subsidiaries on Form 10-K for the year ended February 2, 2000. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Harry's Farmers Market, Inc. and Subsidiaries on Forms S-8 (File No. 33-74348, effective January 21, 1994, File No. 33-81118, effective July 1, 1994, File No. 33-81120, effective July 1, 1994, File No. 33-91924, effective May 4, 1995, File No. 333-10403, effective August 19, 1996 and File No. 333-56025, effective June 4, 1998).



                                      /S/    GRANT THORNTON LLP


Atlanta, Georgia
April 28, 2000