Form 10-Q
period 2000-05-03
HARRYS FARMERS MARKET INC
filed 2000-06-19
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
        May 3, 2000                                              0-21486


                         HARRY'S FARMERS MARKET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                               58-2037452
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)



1180 Upper Hembree Road, Roswell, Georgia                            30076
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (770) 667-8878
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

       Yes    X                      No _________
            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class A Common                         4,139,375
       ----------------------------        ----------------------------
                  Class                    Outstanding at June 16, 2000

              Class B Common                         2,050,701
       ----------------------------        ----------------------------
                  Class                    Outstanding at June 16, 2000

                        PART I - FINANCIAL INFORMATION



                        ITEM 1.    Financial Statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                                     (Unaudited)
                                                            May 3,                    February 2,
                                                             2000                        2000
                                                         -----------                  -----------
ASSETS

CURRENT ASSETS
     Cash (Note F)                                       $        71                  $       432
     Accounts receivable, net of allowance                       135                          121
     Inventories                                               9,804                       10,987
     Prepaid expenses                                            745                          652
     Assets held for sale                                          -                        4,500
     Other current assets                                         57                           81
                                                         -----------                  -----------

          Total current assets                                10,812                       16,773
                                                         -----------                  -----------

PROPERTY AND EQUIPMENT
     Buildings                                                31,779                       31,724
     Equipment                                                31,256                       31,159
     Vehicles                                                    185                          185
                                                         -----------                  -----------
                                                              63,220                       63,068
Accumulated depreciation                                     (33,584)                     (32,503)
                                                         -----------                  -----------
                                                              29,636                       30,565
Land                                                           7,224                        7,224
                                                         -----------                  -----------
          Total property and equipment                        36,860                       37,789
                                                         -----------                  -----------


OTHER ASSETS
     Deposits on equipment                                       299                          247
     Loan costs                                                  896                        1,143
     Other                                                       219                          299
                                                         -----------                  -----------
                                                               1,414                        1,689
                                                         -----------                  -----------

     Total assets                                        $    49,086                  $    56,251
                                                         ===========                  ===========

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                                       (Unaudited)
                                                              May 3,              February 2,
                                                               2000                  2000
                                                           -----------            -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term obligations           $     1,638            $     4,162
     Accounts payable - trade                                    5,656                  7,273
     Workers' compensation and general liability                                          256
      insurance                                                    293                    649
     Accrued payroll and payroll taxes payable                     695                     34
     Sales taxes payable                                            95                    761
     Other accrued liabilities                                     473                    250
     Income taxes payable                                            -
                                                           -----------            -----------

          Total current liabilities                              8,850                 13,385
                                                           -----------            -----------

LONG-TERM OBLIGATIONS, NET OF CURRENT
   MATURITIES                                                   20,292                 21,783
                                                           -----------            -----------

OTHER NON-CURRENT LIABILITIES                                      499                    477
                                                           -----------            -----------

STOCKHOLDERS' EQUITY
     Common Stock - Class A                                     34,681                 34,681
     Common Stock - Class B                                      3,936                  3,936
     Additional Paid-in Capital                                  1,257                  1,257
     Accumulated deficit                                       (20,429)               (19,268)
                                                           -----------            -----------
          Total stockholders' equity                            19,445                 20,606
                                                           -----------            -----------

          Total liabilities and stockholders' equity       $    49,086             $   56,251
                                                           ===========             ==========

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)



Amounts in thousands, except per share date                                  For the Thirteen Weeks Ended,
                                                         --------------------------------------------------------------------

                                                                  May 3, 2000                            May 5, 1999
                                                         -----------------------------          -----------------------------
Net sales                                                $  34,912               100.0%         $  33,674               100.0%
Cost of goods sold                                          24,932                71.4%            24,339                72.3%
                                                         ---------           ---------          ---------           ---------

Gross profit                                                 9,980                28.6%             9,335                27.7%
                                                         ---------           ---------          ---------           ---------

Operating expenses
  Direct store expenses                                      5,819                16.7%             5,847                17.4%
  Selling, general & administrative expenses                 3,297                 9.5%             3,146                 9.3%
  Depreciation and other amortization                        1,058                 3.0%             1,033                 3.1%
                                                         ---------           ---------          ---------           ---------
Total operating expenses                                    10,174                29.2%            10,026                29.8%
                                                         ---------           ---------          ---------           ---------

Operating income (loss)                                       (194)               (0.6)%             (691)               (2.1)%

Interest expense                                               992                 2.8%               503                 1.5%
Other income                                                  (313)               (0.9)%           (1,011)               (3.0)%
                                                         ---------           ---------          ---------           ---------

Loss before provision for accretion of
     warrants, income taxes and extraordinary loss            (873)               (2.5)%             (183)               (0.6)%

Provision for accretion of warrants                              -                   -%               (37)               (0.1)%
                                                         ---------           ---------          ---------           ---------

Loss applicable to common shareholders before
     income taxes and extraordinary loss                      (873)               (2.5)%             (220)               (0.7)%

Income tax expense                                               -                   -%                 -                   -%
                                                         ---------           ---------          ---------           ---------

Loss applicable to common shareholders before
     extraordinary loss                                       (873)               (2.5)%             (220)               (0.7)%

Extraordinary loss                                            (288)               (0.8)%                -                   -%
                                                         ---------           ---------          ---------           ---------

Net loss applicable to common shareholders               $  (1,161)               (3.3)%        $    (220)               (0.7)%
                                                         =========           =========          =========           =========

Net loss per common share - basic and diluted:

     Loss applicable to common shareholders
       before extraordinary loss                         $   (0.14)                             $   (0.04)

     Extraordinary loss                                      (0.05)                                     -
                                                         ---------                              ---------
     Net loss applicable to common shareholders          $   (0.19)                             $   (0.04)
                                                         =========                              =========

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


Amounts in thousands, except per share data                       For the Thirteen Weeks Ended,
                                                             ---------------------------------------

                                                               May 3, 2000             May 5, 1999
                                                             ---------------------------------------
Changes in Cash

Cash flows from operating activities:
     Net loss                                                $     (1,161)             $        (183)
     Adjustments to reconcile net earnings
     to cash provided by operations:
          Depreciation and amortization                             1,186                      1,153
          Gain on sale of assets                                        -                       (100)
          Decrease (increase) in accounts receivables                 (14)                       409
          Decrease in other receivable                                 24                          -
          Decrease in inventories                                   1,183                        321
          Increase in prepaid expenses                                (93)                       (23)
          Increase in deposits                                        (66)                         -
          Decrease (increase) in other current assets                 (52)                         7
          Decrease in accounts payable                             (1,618)                    (1,925)
          Increase in accrued liabilities                             174                        124
          Decrease in deferred revenue                               (134)                         -
          Extraordinary loss                                          288                          -
                                                             ------------              -------------
          Net cash used in operating activities                      (283)                      (217)
                                                             ------------              -------------
Cash flows from investing activities:
     Capital expenditures                                            (151)                      (296)
     Proceeds from sale of property and equipment                       -                        100
     Proceeds from sale of other assets                             4,500                        262
                                                             ------------              -------------
          Net cash provided by investing activities                 4,349                         66
                                                             ------------              -------------
Cash flows from financing activities:
     Net payments on revolving credit facility                     (1,553)                      (846)
     Principal payments on long-term obligations                   (2,874)                      (359)
                                                             ------------              -------------
          Net cash used in  financing activities                   (4,427)                    (1,205)
                                                             ------------              -------------

Net decrease in cash                                                 (361)                    (1,356)

Cash at beginning of period                                           432                      1,697
                                                             ------------              -------------

Cash at end of period                                        $         71              $         341
                                                             ============              =============

Supplemental Schedule of Noncash Investing and
 Financing Activities:
     Capital leases                                          $         --              $          --
                                                             ============              =============

                See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 3, 2000


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of May 3, 2000, and the results of operations and cash flows for the thirteen weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended February 2, 2000, included in the Company's Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended May 3, 2000, are not necessarily indicative of the results for the entire 2001 fiscal year.

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

                                                                  May 3, 2000               May 5, 1999
                                                                 -------------             -------------

Numerator for basic and diluted net loss per common share -

Loss applicable to common shareholders before
  extraordinary loss                                             $        (873)            $        (220)
Extraordinary loss                                                        (288)                        -
                                                                 -------------             -------------

Net loss applicable to common shareholders after
  extraordinary loss                                             $      (1,161)            $        (220)
                                                                 =============             =============

Denominator for basic and diluted net loss per common share -

Weighted average shares outstanding                                      6,190                     6,183

Effect of assumed conversion of debt and preferred
  stock                                                                      -                         -
                                                                 -------------             -------------
Weighted average shares outstanding                                      6,190                     6,183
                                                                 =============             =============

NOTE D - CLAIMS AND LITIGATION

The Company is involved in various claims and litigation, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

NOTE E - EXTRAORDINARY LOSS

On March 16, 2000, the Company closed the sale of its distribution facility and repaid the remaining $2,458,237 outstanding on the facility's mortgage. The Company incurred an extraordinary loss of $287,850 on the early repayment of the note relating to prepayment fees and the write-off of deferred financing costs.

NOTE F - LINE OF CREDIT AVAILABILITY

In addition to the cash shown on the balance sheet, the Company had approximately $2.2 million available on its line of credit at May 3, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended May 3, 2000 (the "First Quarter of Fiscal 2001") compared to Thirteen Weeks Ended May 5, 1999 (the "First Quarter of Fiscal 2000").

          Net sales for the First Quarter of Fiscal 2001 were approximately $34.9 million, compared to approximately $33.7 million for the First Quarter of Fiscal 2000. The sales increase of $1.2 million or approximately 3.6%, was due to comparable store sales increases of 3.9% partially offset by a decrease in wholesale revenues. Management believes that the increase in comparative store sales is largely due to the Company's sales initiatives during the first quarter and the annualization of the opening of two new Harry's In A Hurry stores, which during fiscal 2000 diverted customers away from the mega stores.

          Gross profits in the First Quarter of Fiscal 2001 increased to approximately $10.0 million or 28.6% of net sales, compared to approximately $9.3 million or 27.7% of net sales in the First Quarter of Fiscal 2000. The increase in gross profit dollars was largely due to higher same store sales and initiatives by management to increase the gross profit percentage.

          Direct store expenses decreased slightly as a percent of sales to approximately $5.8 million or 16.7% of net sales in the First Quarter of Fiscal 2001 compared to approximately $5.8 million or 17.4% of net sales in the First Quarter of Fiscal 2000. Direct store expenses decreased due to lower workers' compensation insurance, equipment & building rents, and utilities. The lower direct store expenses were partially offset by higher wages.

          Selling, general and administrative expenses increased to approximately $3.3 million or 9.5% of net sales in the First Quarter of Fiscal 2001 compared to approximately $3.1 million or 9.3% of net sales in the First Quarter of Fiscal 2000. Selling, general and administrative expenses increased due to higher wages, advertising expense, bank charges and travel expense partially offset by decreases in bad debt expense, employee hiring costs, legal expenses, general taxes and lease expenses.

          Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) did not change significantly from the same quarter last year. The increase in depreciation due to new assets added since the First Quarter of Fiscal 2000 was largely offset by certain assets becoming fully depreciated since the First Quarter of Fiscal 2000.

     For the reasons set forth above, the Company had an operating loss of approximately $(0.2) million or (0.6)% of net sales during the First Quarter of Fiscal 2001 compared to an operating loss of approximately $(0.7) million or (2.1)% of net sales in the First Quarter of Fiscal 2000.

     Interest expense increased to approximately $1.0 million or 2.8% of net sales in the First Quarter of Fiscal 2001, compared to approximately $0.5 million or 1.5% of net sales in the First Quarter of Fiscal 2000. This increase was primarily attributable to a higher average interest rate.

     Other income decreased to approximately $0.3 million or 0.9% of net sales during the First Quarter of Fiscal 2001, from approximately $1.0 million or 3.0% of net sales in the First Quarter of Fiscal 2000. The decrease was primarily due to the Company receiving approximately $500,000 in fiscal 2000 from the sale of certain property rights related to the use of a billboard on one of the Company's properties.

     For the First Quarters of Fiscal 2001 and 2000, the Company did not record an income tax benefit due to uncertainty of the benefits being recognized. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $24.0 million that may be applied against future earnings.

     On March 16, 2000, the Company closed the sale of its distribution facility and repaid the remaining $2,458,237 outstanding on the facility's mortgage. The Company incurred an extraordinary loss of $0.3 million on the early repayment of the note relating to prepayment fees and the write-off of deferred financing costs.

     As a result of the above, the Company had a net loss applicable to common shareholders for the First Quarter of Fiscal 2001 of approximately $(1.2) million or $(0.19) per common share - basic and diluted, compared to a loss applicable to common shareholders of approximately $(0.2) million or $(0.04) per common share - basic and diluted, during the First Quarter of Fiscal 2000.

Liquidity and Capital Resources

     The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansions.

     As of May 3, 2000, the Company had current assets of approximately $10.8 million and current liabilities of approximately $8.9 million, resulting in a net working capital position of $1.9 million. The Company had available approximately $2.2 million as of May 3, 2000 under its revolving credit facility.

     Net cash used in operating activities for the First Quarter of Fiscal 2001 was approximately $0.4 million. The use of cash for the First Quarter of Fiscal 2001 is mainly attributable to a decrease in the Company's trade accounts payable of approximately $1.7 million. EBITDA, which is defined as earnings (excluding one time nonrecurring charges or income) before interest, taxes, depreciation and amortization, increased from approximately $1.0 million in the First Quarter of Fiscal 2000 to approximately $1.3 million in First Quarter of Fiscal 2001, which was an increase in EBITDA of approximately 30% over the same quarter in the prior year. Management believes that the improvement in EBITDA is largely due to an improvement in the Company's operations. Management believes that EBITDA is a measurement commonly used by analysts and investors. Accordingly, this information has been presented to permit a more complete analysis; however, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

     Based on the terms of the Company's credit facility, management currently believes principal and interest payments in fiscal 2001 will be approximately $3.7 million. In addition, the Company currently plans to spend approximately $2.5 million on capital improvements.

     Management believes that with the Company's working capital surplus and availability under its line of credit and if the Company generates EBITDA in fiscal 2001 roughly equal to or more than the approximately $6.0 million of EBITDA it generated in fiscal 2000, then the Company should meet its cash requirements for operations and projected capital expenditures through fiscal 2001.

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

Item 2.  Changes in Securities

         There has been no material modification in the instruments defining the rights of shareholders during the First Quarter of Fiscal 2001. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

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


                                      HARRY'S FARMERS MARKET, INC.


Dated: June 16, 2000                  By:   /s/ Harry A. Blazer
                                            -----------------------------------
                                            HARRY A. BLAZER
                                            Chairman, President and Chief
                                            Executive Officer
                                            (principal executive officer)



Dated: June 16, 2000                  By:   /s/ John D. Branch
                                            -----------------------------------
                                            JOHN D. BRANCH
                                            Chief Financial Officer
                                            (principal financial and accounting
                                            officer)