Form 10-Q
period 2000-08-02
HARRYS FARMERS MARKET INC
filed 2000-09-15
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
     August 2, 2000                                              0-21486


                         HARRY'S FARMERS MARKET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Georgia                                                               58-2037452
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                          Identification No.)



1180 Upper Hembree Road, Roswell, Georgia                                  30076
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

       Yes      X                                   No__________________
          ------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class A Common                             4,139,375
    -------------------------                  ------------------------
                Class                      Outstanding at September 14, 2000

          Class B Common                             2,050,701
    -------------------------                  ------------------------
                Class                      Outstanding at September 14, 2000

                        PART I - FINANCIAL INFORMATION



                         ITEM 1. Financial Statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                                       (Unaudited)
                                                            August 2,                  February 2,
                                                               2000                         2000
                                                           -----------                 -----------
ASSETS

CURRENT ASSETS
     Cash                                                  $       224                 $        432
     Accounts receivable, net of allowance                         207                          121
     Inventories                                                 9,731                       10,987
     Prepaid expenses                                              954                          652
     Assets held for sale                                            -                        4,500
     Other current assets                                           54                           81
                                                           -----------                 ------------
          Total current assets                                  11,170                       16,773
                                                           -----------                 ------------

PROPERTY AND EQUIPMENT
     Buildings                                                  31,839                       31,724
     Equipment                                                  31,354                       31,159
     Vehicles                                                      185                          185
                                                           -----------                 ------------
                                                                63,378                       63,068
Accumulated depreciation                                       (34,607)                     (32,503)
                                                           -----------                 ------------
                                                                28,771                       30,565
Land                                                             7,224                        7,224
                                                           -----------                 ------------
          Total property and equipment                          35,995                       37,789
                                                           -----------                 ------------

OTHER ASSETS
     Deposits on equipment                                         299                          247
     Loan costs                                                    804                        1,143
     Other                                                         233                          299
                                                           -----------                 ------------
                                                                 1,336                        1,689
                                                           -----------                 ------------

     Total assets                                          $    48,501                     $ 56,251
                                                           ===========                 ============


                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets



Amounts in thousands                                         (Unaudited)
                                                               August 2,            February 2,
                                                                 2000                  2000
                                                              -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term obligations              $     1,538           $     4,162
     Accounts payable - trade                                       5,630                 7,273
     Workers' compensation and general liability insurance            260                   256
     Accrued payroll and payroll taxes payable                        670                   649
     Sales taxes payable                                              234                    34
     Other accrued liabilities                                        822                   761
     Income taxes payable                                               -                   250
                                                              -----------           -----------
          Total current liabilities                                 9,154                13,385
                                                              -----------           -----------

LONG-TERM OBLIGATIONS, NET OF CURRENT
   MATURITIES                                                      20,545                21,783
                                                              -----------           -----------
OTHER NON-CURRENT LIABILITIES                                         498                   477
                                                              -----------           -----------

STOCKHOLDERS' EQUITY
     Common Stock - Class A                                        34,681                34,681
     Common Stock - Class B                                         3,936                 3,936
     Additional Paid-in Capital                                     1,257                 1,257
     Accumulated deficit                                          (21,570)              (19,268)
                                                              -----------           -----------
          Total stockholders' equity                               18,304                20,606
                                                              -----------           -----------

          Total liabilities and stockholders' equity          $    48,501           $    56,251
                                                              ===========           ===========


                 See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share date                         For the Thirteen Weeks Ended,
                                                  -----------------------------------------------------------------

                                                         August 2, 2000                     August 4, 1999
                                                  ------------------------------ ----------------------------------
Net sales                                         $  35,277              100.0%        $  35,160           100.0%
Cost of goods sold                                   25,245               71.6            24,967            71.0
                                                  ---------         ----------         ---------       ---------

Gross profit                                         10,032               28.4            10,193            29.0
                                                  ---------         ----------         ---------       ---------

Operating expenses
     Direct store expenses                            5,978               17.0             5,943            16.9
     Selling, general & administrative expenses       3,440                9.6             3,052             8.7
     Depreciation and other amortization              1,006                2.9             1,018             2.9
                                                  ---------         ----------         ---------       ---------
Total operating expenses                             10,424               29.5            10,013            28.5
                                                  ---------         ----------         ---------       ---------

Operating income (loss)                                (392)              (1.1)              180             0.5

Interest expense                                       (949)              (2.7)             (569)           (1.6)
Other income                                            200                0.6               232             0.6
                                                  ---------         ----------         ---------       ---------

Pretax loss                                          (1,141)              (3.2)             (157)           (0.5)

Income taxes                                              -                  -                 -               -
                                                  ---------         ----------         ---------       ---------

Net loss                                             (1,141)              (3.2)             (157)           (0.5)

Provision for accretion of warrants                       -               (0.0)              (37)           (0.1)
                                                  ---------         ----------         ---------       ---------

Net loss applicable to common shareholders        $  (1,141)              (3.2)%       $    (194)           (0.6)%
                                                  =========         ==========         =========       =========
Net loss per common share - Basic                 $   (0.18)                           $   (0.03)
                                                  =========                            =========
Net loss per common share - Diluted               $   (0.18)                           $   (0.03)
                                                  =========                            =========

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share date                      For the Twenty-Six Weeks Ended,
                                                 --------------------------------------------------------------

                                                        August 2, 2000                     August 4, 1999
                                                 --------------------------          --------------------------
Net sales                                        $  70,188            100.0%         $  68,834           100.0%
Cost of goods sold                                  50,176             71.5             49,306            71.6
                                                 ---------      -----------          ---------       ---------

Gross profit                                        20,012             28.5             19,528            28.4
                                                 ---------      -----------          ---------       ---------

Operating expenses
     Direct store expenses                          11,797             16.8             11,790            17.1
     Selling, general & administrative expenses      6,737              9.6              6,198             9.0
     Depreciation and other amortization             2,064              2.9              2,051             3.0
                                                 ---------      -----------          ---------       ---------
Total operating expenses                            20,598             29.3             20,039            29.1
                                                 ---------      -----------          ---------       ---------

Operating loss                                        (586)            (0.8)              (511)           (0.7)

Interest expense                                    (1,941)            (2.8)            (1,072)           (1.6)
Other income                                           513              0.7              1,243             1.8
                                                 ---------        ---------          ---------       ---------

Loss before provision for accretion of
 warrants, income taxes and extraordinary loss
                                                    (2,014)            (2.9)              (340)           (0.5)

Provision for accretion of warrants                   ( - )            (0.0)               (74)           (0.1)
                                                 ---------        ---------          ---------       ---------

Loss applicable to common shareholders before
 income taxes and extraordinary loss
                                                    (2,014)            (2.9)              (414)           (0.6)

Income taxes                                             -                -                  -               -
                                                 ---------        ---------          ---------       ---------

Loss applicable to common shareholders before
 extraordinary loss                                 (2,014)            (2.9)              (414)           (0.6)

Extraordinary loss                                    (288)            (0.4)                 -               -
                                                 ---------        ---------          ---------       ---------

Net loss applicable to common shareholders       $  (2,302)            (3.3)%        $    (414)           (0.6)%
                                                 =========        =========          =========       =========
Net loss per common share - Basic                $   (0.37)                          $   (0.07)
                                                 =========                           =========
Net loss per common share - Diluted              $   (0.37)                          $   (0.07)
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

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

Amounts in thousands, except per share data                              For the Twenty-Six Weeks Ended,
                                                                 --------------------------------------------

                                                                    August 2, 2000             August 4, 1999
                                                                 --------------------------------------------
Changes in Cash

Cash flows from operating activities:                              $        (2,302)             $        (340)
     Net loss
     Adjustments to reconcile net earnings
     To cash provided by operations:
          Depreciation and amortization                                      2,312                      2,314
          Amortization of debt discount                                          -                        114
          Gain on sale of assets                                                 -                        (60)
          (Increase) Decrease in accounts receivables                          (86)                       473
          Decrease in other receivables                                         26                          -
          Decrease (Increase) in inventories                                 1,257                     (1,656)
          Increase in prepaid expenses                                        (302)                      (126)
          Increase in deposits                                                 (91)                         -
          Decrease in other current assets                                     (52)                       (51)
          Decrease in accounts payable                                      (1,644)                    (1,814)
          Increase in accrued liabilities                                      680                        346
          Decrease in deferred revenue                                        (134)                       (72)
          Extraordinary loss                                                   288                          -
                                                                 -----------------          -----------------
          Net cash used in operating activities                                (48)                      (872)
                                                                 -----------------          -----------------

Cash flows from investing activities:
     Capital expenditures, including capitalized interest                     (310)                      (574)
     Proceeds from sale of property and equipment                                -                        145
     Proceeds from sale of other assets                                      4,500                        262
                                                                 -----------------          -----------------
          Net cash provided by (used in) investing activities                4,190                       (167)
                                                                 -----------------          -----------------

Cash flows from financing activities:
     Net payments on revolving credit facility                              (1,076)                       800
     Principal payments on long-term obligations                            (3,274)                      (611)
     Deferred loan costs                                                         -                       (139)
                                                                 -----------------          -----------------
          Net cash provided by (used in) financing activities               (4,350)                        50
                                                                 -----------------          -----------------

Net decrease in cash                                                          (208)                      (989)

Cash at beginning of period                                                    432                      1,697
                                                                 -----------------          -----------------

Cash at end of period                                              $           224              $         708
                                                                 =================          =================
Supplemental Schedule of Noncash Investing and
 Financing Activities:

     Capital leases                                                $             -              $           -
                                                                 =================          =================

                See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                                AUGUST 2, 2000


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of August 2, 2000, and the results of operations and cash flows for the twenty-six weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 2, 2000, included in the Company's Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended August 2, 2000, are not necessarily indicative of the results for the entire 2001 fiscal year.

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

For the thirteen weeks ended:

                                                                 August 2, 2000                    August 4, 1999
                                                             --------------------              --------------------
Numerator for basic loss per common share                                 $(1,141)                           $ (194)
                                                             ====================              ====================

Denominator for basic loss per common share - weighted
 average shares outstanding                                                 6,190                             6,183
Effect of assumed conversion of debt and preferred stock                        -                                 -
                                                             --------------------              --------------------
Denominator for diluted loss per common share - adjusted
 weighted average shares outstanding                                        6,190                             6,183
                                                             ====================              ====================

Basic loss per share                                                      $ (0.18)                           $(0.03)
                                                             ====================              ====================
Diluted net loss per share                                                $ (0.18)                           $(0.03)
                                                             ====================              ====================

For the twenty-six weeks ended:

                                                                 August 2, 2000            August 4, 1999
                                                             --------------------      --------------------

Numerator for basic loss per common share                                 $(2,302)                   $ (414)
                                                             ====================      ====================

Denominator for basic loss per common share - weighted
 average shares outstanding                                                 6,190                     6,183
Effect of assumed conversion of debt and preferred stock                        -                         -
                                                             --------------------      --------------------
Denominator for diluted net loss per common share adjusted
 weighted average shares outstanding                                        6,190                     6,183
                                                             ====================      ====================

Basic net loss per share                                                  $ (0.37)                   $(0.07)
                                                             ====================      ====================
Diluted net income (loss) per share                                       $ (0.37)                   $(0.07)
                                                             ====================      ====================

NOTE D - CLAIMS AND LITIGATION

The Company is involved in various claims and litigation, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to current outstanding actions will not materially affect the financial position of the Company.

NOTE E - EXTRAORDINARY LOSS

On March 16, 2000, the Company closed the sale of its distribution facility and repaid the remaining $2,458,237 outstanding on the facility's mortgage. The Company incurred an extraordinary loss of $287,850 on the early repayment of the note relating to prepayment fees and the write-off of deferred financing costs.

NOTE F - LINE OF CREDIT AVAILABILITY

In addition to the cash shown on the balance sheet, the Company had approximately $1.6 million available on its line of credit at August 2, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended August 2, 2000 (the "Second Quarter of Fiscal 2001") compared to Thirteen Weeks Ended August 4, 1999 (the " Second Quarter of Fiscal 2000").

     Net sales for the Second Quarter of Fiscal 2001 were approximately $35.3 million, compared to net sales of approximately $35.2 million for the Second Quarter of Fiscal 2000. The sales increase of $0.1 million or approximately 0.3%, was due to a comparable store sales increase in the Second Quarter of Fiscal 2001.

     Gross profits in the Second Quarter of Fiscal 2001 decreased slightly to approximately $10.0 million or 28.4% of net sales, compared to approximately $10.2 million or 29.0% of net sales in the Second Quarter of Fiscal 2000. The decrease in gross profit dollars was largely due to a lower gross margin percent.

     Direct store expenses remained relatively constant at approximately $6.0 million or 17.0 % of net sales in the Second Quarter of Fiscal 2001 compared to approximately $5.9 million or 16.9% of net sales in the Second Quarter of Fiscal 2000.

     Selling, general and administrative expenses for the Second Quarter of Fiscal 2001 increased to $3.4 million or 9.6% of sales compared to $3.1 million or 8.7% of sales in the Second Quarter of Fiscal 2000. The increase in selling, general and administrative expense was due to higher wages associated with the addition of new people, increased advertising, higher consulting and related expenses and higher communication expenses.

     Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) was $1.0 million or 2.9% of sales for the Second Quarter of Fiscal 2001 compared to $1.0 million or 2.9% of sales for the Second Quarter of Fiscal 2000. Increases in depreciation expense due to new property additions were offset by assets becoming fully depreciated and accordingly not having any depreciation expense associated with them in the current period.

     Due to the reasons set forth above, the Company had an operating loss of approximately $(0.4) million or 1.1% of net sales during the Second Quarter of 2001 compared to an operating profit of approximately $0.2 million or 0.5 % of net sales in the Second Quarter of Fiscal 2000.

     Interest expense in the Second Quarter of Fiscal 2001 was approximately $0.9 million or 2.7% of net sales compared to $0.6 million or 1.6% of net sales during the Second Quarter of Fiscal 2000. The increase in interest expense was due to a higher interest rate being paid on debt incurred in the Company's refinancing during the fourth quarter of fiscal 2000. As a result of the refinancing, the Company's preferred stock and convertible debt were retired at substantial discounts.

     For the Second Quarters of Fiscal 2001 and 2000 no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $25.0 million as of the end of the Second Quarter of Fiscal 2001 that may be applied against future earnings.

     As a result of the above, the Company had a net loss applicable to common shareholders for the Second Quarter of Fiscal 2001 of approximately $(1.1) million or $(0.18) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(0.2) million or $(0.03) per common share - Basic, during the Second Quarter of Fiscal 2000.


Twenty-Six Weeks Ended August 2, 2000 (the "First Half of Fiscal 2001") compared to Twenty-Six Weeks Ended August 4, 1999 (the "First Half of Fiscal 2000").

     Net sales for the First Half of Fiscal 2001 were approximately $70.2 million compared to approximately $68.8 million for the First Half of Fiscal 2000. The sales increase of $1.4 million or approximately 2.0%, was due to comparable store sales increases in the First Half of Fiscal 2001.

     Gross profits in the First Half of Fiscal 2001 increased to approximately $20.0 million or 28.5% of net sales, compared to approximately $19.5 million or 28.4% of net sales in the First Half of Fiscal 2000. The increase in gross profit dollars was largely due to increases in sales.

     Direct store expenses of approximately $11.8 million or 16.8% of net sales in the First Half of Fiscal 2001 was consistent with the approximately $11.8 million or 17.1% of net sales in the First Half of Fiscal 2000.

          Selling, general and administrative expenses for the First Half of Fiscal 2001 increased to $6.7 million or 9.6% of sales compared to $6.2 million or 9.0% of sales in the First Half of Fiscal 2000. The increase in selling, general and administrative expense was due to higher wages associated with the addition of new people, higher advertising costs, higher consulting and related expenses and higher communication expenses.

     Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) was $2.1 million or 2.9 % of sales for the First Half of Fiscal 2001 compared to $2.1 million or 3.0% of sales for the First Half of Fiscal 2000. Increases in depreciation expense due to new property additions were offset by assets becoming fully depreciated and accordingly not having any depreciation expense associated with them in the current period.

     Due to the reasons set forth above, the Company had an operating loss of approximately $(0.6) million or (0.8)% of net sales during the First Half of 2001 compared to an operating loss of approximately $(0.5) million or (0.7) % of net sales in the First Half of Fiscal 2000.

     Interest expense increased to approximately $1.9 million or 2.8% of net sales in the First Half of Fiscal 2001, compared to approximately $1.1 million or 1.6% of net sales in the First Half of Fiscal 2000. The increase in interest expense was due to a higher interest rate being paid on debt, which arose from the Company's refinancing in the fourth quarter of fiscal 2000. As a result of the refinancing, the Company's preferred stock and convertible debt were retired at substantial discounts.

     Other income decreased to approximately $0.5 million or 0.7% of net sales during the First Half of Fiscal 2001, from approximately $1.2 million or 1.8 % of net sales in the First Half of Fiscal 2000. This decrease was primarily due to the Company receiving, in the first quarter of fiscal 2000, approximately $500,000 from the sale of certain property rights related to the use of a billboard on one of the Company's properties.

     For the First Half of Fiscal 2001 and 2000 no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $25.0 million as of the end of the First Half of Fiscal 2001 that may be applied against future earnings

     On March 16, 2000, the Company closed the sale of its distribution facility and repaid the remaining $2,458,237 outstanding on the facility's mortgage. The Company incurred an extraordinary loss of approximately $0.3 million on the early repayment of the note relating to prepayment fees and the write-off of deferred financing costs.

     As a result of the above, the Company had a net loss applicable to common shareholders for the First Half of Fiscal 2001 of approximately $(2.3) million or $(0.37) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(0.4) million or $(0.07) per common share - Basic, during the First Half of Fiscal 2000.

Liquidity and Capital Resources

     The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansions.

     As of August 2, 2000, the Company had current assets of approximately $11.2 million and current liabilities of approximately $9.2 million, resulting in a net working capital position of $2.0 million. The Company had approximately $1.6 million as of August 2, 2000 available under its revolving credit facility.

     Net cash used in operating activities for the First Half of Fiscal 2001 was approximately $0.05 million. The use of cash for the First Half of Fiscal 2001 is mainly attributable to a decrease in the Company's trade accounts payable of approximately $1.6 million. EBITDA, which is defined as earnings (excluding one time nonrecurring charges or income) before interest, taxes, depreciation and amortization, decreased from approximately $2.5 million in the First Half of Fiscal 2000 to approximately $2.2 million in First Half of Fiscal 2001. Management believes that EBITDA is a measurement commonly used by analysts and investors. Accordingly, this information has been presented to permit a more complete analysis; however, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

     Based on the terms of the Company's credit facility, management currently believes principal and interest payments in fiscal 2001 will be approximately $4.2 million. In addition, the Company currently plans to spend approximately $1.0 million on capital improvements.

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

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, changes in state or federal legislation or regulation, inability to develop new stores as planned, acceptance of new stores, stability and availability of product costs, unavailability of anticipated financings, inability to consummate proposed transactions, interest rates, the availability of human resources and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

Item 2.   Changes in Securities

          There have been no material modifications in the instruments defining the rights of shareholders during the Second Quarter of Fiscal 2001. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          On June 26, 2000, the Company held its Annual meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders of the Company voted on the following matters.

          1. Election of the following individuals, which as of the date of the Meeting, constituted the entire Board of Directors, as directors of the Company for a term of one year, with votes cast as set forth below:

                        Nominee                        Votes For                 Votes Against
                ---------------------------    ---------------------------    ----------------------

                    Harry A. Blazer                    24,109,459                   129,159

                    John D. Branch                     24,183,484                    55,134

                    Robert C. Glustrom                 24,183,128                    55,490

                    Donald M. Pamenter                 24,184,878                    53,740

                    Charles W. Sapp                    24,162,828                    75,790

          2.   Approval of the Company's 2000 long-Term Incentive Plan:


                           Votes For:            21,816,407
                           Votes Against            120,835
                           Votes Abstained           14,709


Item 5.   Other Information

          At the June 26, 2000, Board of Directors meeting, the Board of Directors was expanded to 6 and Mr. Peter E. Barr, the Chairman of Hazelwood Foods in the United Kingdom, was elected to the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

          A.   Exhibits:  None

          B. No reports on Form 8-K were filed during the quarter ended August 2, 2000.


                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HARRY'S FARMERS MARKET, INC.



Dated:  September 14, 2000                 By:/s/ Harry A. Blazer
      --------------------                 -------------------------------------
                                                  Harry A. Blazer
                                                  Chairman, President and Chief
                                                  Executive Officer
                                                  (principal executive officer)



Dated:  September 14, 2000                 By:/s/ John D. Branch
      --------------------                 -------------------------------------
                                                  John D. Branch
                                                  Senior Vice President & Chief
                                                  Financial Officer
                                                 (principal financial and
                                                  accounting officer)