Form 10-Q
period 2000-11-01
HARRYS FARMERS MARKET INC
filed 2000-12-18
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarterly Period Ended                              Commission File Number:
      November 1, 2000                                           0-21486


                         HARRY'S FARMERS MARKET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Georgia                                                               58-2037452
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)



1180 Upper Hembree Road, Roswell, Georgia                                  30076
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

          Yes  X        No_____
             -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class A Common                                   4,139,375
   ----------------------------                       --------------------
               Class                            Outstanding at December 14, 2000

          Class B Common                                   2,050,701
   ----------------------------                       --------------------
               Class                            Outstanding at December 14, 2000

                        PART I - FINANCIAL INFORMATION


                         ITEM 1. Financial Statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets

Amounts in thousands                                                    (Unaudited)
                                                                        November 1,                 February 2,
                                                                           2000                        2000
                                                                     ------------------          ------------------
ASSETS

CURRENT ASSETS
         Cash (See Note F)                                           $              428          $              432
         Accounts receivable, net of allowance                                      220                         121
         Inventories                                                             10,546                      10,987
         Prepaid expenses                                                           685                         652
         Assets held for sale                                                         -                       4,500
         Other current assets                                                         -                          81
                                                                     ------------------          ------------------

                  Total current assets                                          11,879                       16,773
                                                                     ------------------          ------------------

PROPERTY AND EQUIPMENT
         Buildings                                                               31,846                      31,724
         Equipment                                                               31,358                      31,159
         Vehicles                                                                   185                         185
                                                                     ------------------          ------------------
                                                                                 63,389                      63,068
Accumulated depreciation                                                        (35,531)                    (32,503)
                                                                     ------------------          ------------------
                                                                                 27,858                      30,565
Land                                                                              7,224                       7,224
                                                                     ------------------          ------------------
                  Total property and equipment                                   35,082                      37,789
                                                                     ------------------          ------------------

OTHER ASSETS

         Deposits on equipment                                                      525                         247
         Loan costs                                                                 752                       1,143
         Other                                                                      220                         299
                                                                     ------------------          ------------------
                                                                                  1,497                       1,689
                                                                     ------------------          ------------------

         Total assets                                                $           48,458          $           56,251
                                                                     ==================          ==================

                 See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets

Amounts in thousands                                                     (Unaudited)
                                                                         November 1,                  February 2,
                                                                             2000                         2000
                                                                      -------------------           -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Current maturities of long-term obligations                  $             1,456           $           4,162
         Accounts payable - trade                                                   7,182                       7,273
         Workers' compensation and general liability insurance                        200                         256
         Accrued payroll and payroll taxes payable                                    636                         649
         Sales taxes payable                                                          230                          34
         Other accrued liabilities                                                    417                         761
         Income taxes payable                                                           -                         250
                                                                      -------------------           -----------------

                  Total current liabilities                                        10,121                      13,385
                                                                      -------------------           -----------------


LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                   20,947                      21,783
                                                                      -------------------           -----------------

OTHER NON-CURRENT LIABILITIES                                                         502                         477
                                                                      -------------------           -----------------

STOCKHOLDERS' EQUITY
         Common Stock - Class A                                                    34,681                      34,681
         Common Stock - Class B                                                     3,936                       3,936
         Additional Paid-in Capital                                                 1,257                       1,257
         Accumulated deficit                                                      (22,986)                    (19,268)
                                                                      -------------------           -----------------
                  Total stockholders' equity                                       16,888                      20,606
                                                                      -------------------           -----------------

                  Total liabilities and stockholders' equity          $            48,458           $          56,251
                                                                      ===================           =================

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share data                          For the Thirteen Weeks Ended,
                                               ------------------------------------------------------------------------

                                                       November 1, 2000                         November 3, 1999
                                               ---------------------------------      ---------------------------------
Net sales                                      $     32,432                100.0%     $     33,592                100.0%
Cost of goods sold                                   23,420                 72.2            24,037                 71.6
                                               ------------         ------------      ------------         ------------

Gross profit                                          9,012                 27.8             9,555                 28.4
                                               ------------         ------------      ------------         ------------

Operating expenses
     Direct store expenses                            5,588                 17.2             5,768                 17.1
     Selling, general & administrative
      expenses                                        3,307                 10.2             2,975                  8.9
     Depreciation and other amortization                961                  2.9             1,034                  3.1
                                               ------------         ------------      ------------         ------------
Total operating expenses                              9,856                 30.3             9,777                 29.1
                                               ------------         ------------      ------------         ------------

Operating loss                                         (844)                (2.5)             (222)                (0.7)


Interest expense                                       (916)                (2.8)             (679)                (2.0)
Other income                                            249                  0.8               348                  1.0
                                               ------------         ------------      ------------         ------------

Loss before provision for accretion of
     warrants and income taxes                       (1,511)                (4.5)             (553)                (1.7)

Provision for accretion of warrants                       -                  (.0)              (37)                (0.1)
                                               ------------         ------------      ------------         ------------

Loss applicable to common shareholders
     before income taxes                             (1,511)                (4.5)             (590)                (1.8)

Income tax benefit                                       95                  0.2                 -                    -
                                               ------------         ------------      ------------         ------------

Net loss applicable to common shareholders     $     (1,416)                (4.3)%    $       (590)                (1.8)%
                                               ============         ============      ============         ============
Net loss per common share - Basic              $      (0.23)                          $      (0.10)
                                               ============                           ============
Net loss per common share - Diluted            $      (0.23)                          $      (0.10)
                                               ============                           ============

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share data                       For the Thirty-Nine Weeks Ended,
                                               ------------------------------------------------------------------------

                                                       November 1, 2000                         November 3, 1999
                                               ---------------------------------      ---------------------------------
Net sales                                      $    102,620                100.0%     $    102,425                100.0%
Cost of goods sold                                   73,596                 71.5            73,343                 71.6
                                               ------------         ------------      ------------         ------------

Gross profit                                         29,024                 28.5            29,082                 28.4
                                               ------------         ------------      ------------         ------------

Operating expenses
     Direct store expenses                           17,385                 16.8            17,557                 17.1
     Selling, general & administrative
      expenses                                       10,044                  9.6             9,173                  9.0
     Depreciation and other amortization              3,025                  2.9             3,084                  3.0
                                               ------------         ------------      ------------         ------------
Total operating expenses                             30,454                 29.3            29,814                 29.1
                                               ------------         ------------      ------------         ------------

Operating loss                                       (1,430)                (0.8)             (732)                (0.7)

Interest expense                                     (2,857)                (2.8)           (1,752)                (1.7)
Other income                                            762                  0.7             1,592                  1.5
                                               ------------         ------------      ------------         ------------

Loss before provision for accretion of
     warrants, income taxes and
     extraordinary loss                              (3,525)                (2.9)             (892)                (0.9)

Provision for accretion of warrants                      (-)                (0.0)             (111)                (0.1)
                                               ------------         ------------      ------------         ------------

Loss applicable to common shareholders
     before income taxes and
     extraordinary loss                              (3,525)                (2.9)           (1,003)                (1.0)

Income tax benefit                                       95                    -                 -                    -
                                               ------------         ------------      ------------         ------------

Loss applicable to common shareholders
     before extraordinary loss                       (3,430)                (2.9)           (1,003)                (1.0)

Extraordinary loss                                     (288)                (0.4)                -                    -
                                               ------------         ------------      ------------         ------------

Net loss applicable to common shareholders     $     (3,718)                (3.3)%    $     (1,003)                (1.0)%
                                               ============         ============      ============         ============
Net loss per common share - Basic              $      (0.60)                          $      (0.16)
                                               ============                           ============
Net loss per common share - Diluted            $      (0.60)                          $      (0.16)
                                               ============                           ============

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

Amounts in thousands, except per share data                             For the Thirty-nine Weeks Ended,
                                                                   ----------------------------------------

                                                                   November 1, 2000         November 3,1999
                                                                   ----------------------------------------
Changes in Cash

Cash flows from operating activities:
         Net loss                                                  $          (3,718)      $           (893)
         Adjustments to reconcile net earnings
         To cash provided by operations:
                  Depreciation and amortization                                3,412                  3,464
                  Amortization of debt discount                                    -                    127
                  Gain on sale of assets                                         (31)                   (60)
                  Extraordinary loss                                             288                      -
                  (Increase) Decrease in accounts receivables                    (99)                   422
                  Decrease in other receivables                                   81                      -
                  Decrease (Increase) in inventories                             441                 (2,838)
                  Increase in prepaid expenses                                   (33)                   (85)
                  Increase in deposits                                          (278)                     -
                  (Increase) Decrease in other assets                           (131)                     2
                  Decrease in accounts payable                                   (91)                   (68)
                  Increase in accrued liabilities                                428                     64
                  Decrease in deferred revenue                                  (134)                   (89)

                                                                    ----------------       ----------------
                  Net cash provided by operating activities                      135                     46
                                                                    ----------------       ----------------

Cash flows from investing activities:
         Capital expenditures, including capitalized interest                   (393)                  (888)
         Proceeds from sale of property and equipment                             31                    145
         Proceeds from sale of other assets                                    4,500                    262
                                                                    ----------------       ----------------
                  Net cash provided by (used in) investing
                   activities                                                  4,138                   (481)
                                                                    ----------------       ----------------

Cash flows from financing activities:
         Net payments on revolving credit facility                              (621)                   800
         Principal payments on long-term obligations                          (3,656)                  (859)
         Deferred loan costs                                                       -                   (503)
                                                                    ----------------       ----------------
                  Net cash used in financing activities                       (4,277)                  (562)
                                                                    ----------------       ----------------

Net decrease in cash                                                              (4)                  (997)

Cash at beginning of period                                                      432                  1,697
                                                                    ----------------       ----------------

Cash at end of period                                               $            428       $            700

                See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                               November 1, 2000

NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of November 1, 2000, and the results of operations and cash flows for the thirty-nine weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 2, 2000, included in the Company's Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended November 1, 2000, are not necessarily indicative of the results for the entire 2001 fiscal year.

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

For the thirteen weeks ended:

                                                                       November 1,                 November 3,
                                                                          2000                        1999
                                                                     ---------------             ---------------
Numerator for basic loss per common share                            $        (1,416)            $          (590)
                                                                     ===============             ===============

Denominator for basic loss per common share - weighted average
  shares outstanding                                                           6,190                       6,190
Effect of assumed conversion of debt and preferred stock                           -                           -
                                                                     ---------------             ---------------
Denominator for diluted loss per common share - adjusted
  weighted average shares outstanding                                          6,190                       6,190
                                                                     ---------------             ---------------

Basic loss per share                                                 $         (0.23)            $         (0.10)
                                                                     ---------------             ---------------
Diluted net loss per share                                           $         (0.23)            $         (0.10)
                                                                     ---------------             ---------------

For the thirty-nine weeks ended:

                                                                    November 1, 2000                November 3, 1999
                                                                   ------------------              ------------------
Numerator for basic loss per common share                          $           (3,718)             $           (1,003)
                                                                   ==================              ==================

Denominator for basic loss per common share - weighted average
    shares outstanding                                                          6,190                           6,190
Effect of assumed conversion of debt and preferred stock                            -                               -
                                                                   ------------------              ------------------
Denominator for diluted net loss per common share adjusted
    weighted average shares outstanding                                         6,190                           6,190
                                                                   ==================              ==================

Basic net loss per share                                           $            (0.60)             $            (0.16)
                                                                   ==================              ==================
Diluted net income (loss) per share                                $            (0.60)             $            (0.16)
                                                                   ==================              ==================

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

NOTE F - LINE OF CREDIT AVAILABILITY

In addition to the cash shown on the balance sheet, the Company had approximately $1.1 million available on its line of credit at November 1, 2000.

NOTE G - COMMITMENTS AND CONTINGENCIES

During the quarter ended November 1, 2000, the Company entered into a new lease relating to the construction of a new store facility. The lease is structured with a base minimum lease payment and an additional contingent lease payment based on future gross receipts of the store facility. Management expects the store to be completed during fiscal year 2002. The following is a summary of the approximate future base minimum lease payments due under the operating lease agreement.

            Years                             Annual Base Rents Due
            -----                             ---------------------
        Fiscal 2002 - 2006                         $  177,528
        Fiscal 2007 - 2011                            195,281
        Fiscal 2012 - 2016                            214,809

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended November 1, 2000 (the "Third Quarter of Fiscal 2001") compared to Thirteen Weeks Ended November 3, 1999 (the "Third Quarter of Fiscal 2000").

         Net sales for the Third Quarter of Fiscal 2001 were approximately $32.4 million, compared to net sales of approximately $33.6 million for the Third Quarter of Fiscal 2000. The sale decrease of $1.2 million, or 3.6%, was due primarily to increased competition.

         Gross profits in the Third Quarter of Fiscal 2001 decreased to approximately $9.0 million, or 27.8% of net sales, compared to approximately $9.6 million, or 28.4% of net sales in the Third Quarter of Fiscal 2000. The decrease in gross profit dollars was largely due to a lower gross margin percent.

         Direct store expenses decreased to approximately $5.6 million, or 17.2 % of net sales in the Third Quarter of Fiscal 2001, compared to approximately $5.8 million, or 17.1% of net sales in the Third Quarter of Fiscal 2000.

         Selling, general and administrative expenses for the Third Quarter of Fiscal 2001 increased to approximately $3.3 million, or 10.2% of net sales, compared to approximately $3.0 million, or 8.9% of net sales in the Third Quarter of Fiscal 2000. The increase in selling, general and administrative expense was due to higher wages associated with the addition of new personnel, higher consulting and related expenses and higher communication expenses.

         Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) was approximately $1.0 million, or 2.9% of net sales for the Third Quarter of Fiscal 2001, compared to approximately $1.0 million, or 3.1% of net sales for the Third Quarter of Fiscal 2000. Increases in depreciation expense due to new property additions were offset by assets becoming fully depreciated and accordingly not having any depreciation expense associated with them in the current period.

         Due to the reasons set forth above, the Company had an operating loss of approximately $0.8 million, or (2.5)% of net sales during the Third Quarter of 2001, compared to an operating loss of approximately $0.2 million, or (0.7)% of net sales in the Third Quarter of Fiscal 2000.

         Interest expense in the Third Quarter of Fiscal 2001 was approximately $0.9 million, or 2.8% of net sales compared to approximately $0.7 million, or 2.0% of net sales during the Third Quarter of Fiscal 2000. The increase in interest expense was due to a higher interest rate being paid on debt incurred in the Company's refinancing during the fourth quarter of fiscal 2000.

         For the Third Quarters of Fiscal 2001 and 2000 no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $27.6 million as of the end of the Third Quarter of Fiscal 2001 that may be applied against future earnings.

         As a result of the above, the Company had a net loss applicable to common shareholders for the Third Quarter of Fiscal 2001 of approximately $(1.4) million, or $(0.23) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(0.6) million, or $(0.10) per common share - Basic, during the Third Quarter of Fiscal 2000.

Thirty-Nine Weeks Ended November 1, 2000 (the "First Three-Quarters of Fiscal 2001") compared to Thirty-Nine Weeks Ended November 3, 1999 (the "First Three-Quarters of Fiscal 2000").

         Net sales for the First Three-Quarters of Fiscal 2001 were approximately $102.6 million compared to approximately $102.4 million for the First Three-Quarters of Fiscal 2000.

         Gross profits in the First Three-Quarters of Fiscal 2001 decreased to approximately $29.0 million, or 28.5% of net sales, compared to approximately $29.1 million, or 28.4% of net sales in the First Three-Quarters of Fiscal 2000.

         Direct store expenses of approximately $17.4 million, or 16.8% of net sales in the First Three-Quarters of Fiscal 2001, was slightly lower than the approximately $17.6 million, or 17.1% of net sales in the First Three-Quarters of Fiscal 2000.

         Selling, general and administrative expenses for the First Three-Quarters of Fiscal 2001 increased to approximately $10.0 million, or 9.6% of net sales compared to $9.2 million, or 9.0% of net sales in the First Three-Quarters of Fiscal 2000. The increase in selling, general and administrative expense was due to higher wages associated with the addition of new personnel, higher consulting and related expenses and higher communication expenses.

         Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) was approximately $3.0 million, or 2.9 % of net sales for the First Three-Quarters of Fiscal 2001, compared to approximately $3.1 million, or 3.0% of net sales for the First Three-Quarters of Fiscal 2000. Increases in depreciation expense due to new property additions were offset by assets becoming fully depreciated and accordingly not having any depreciation expense associated with them in the current period.

         Due to the reasons set forth above, the Company had an operating loss of approximately $1.4 million, or (0.8)% of net sales during the First Three-Quarters of 2001, compared to an operating loss of approximately $0.7 million, or (0.7) % of net sales in the First Three-Quarters of Fiscal 2000.

         Interest expense increased to approximately $2.9 million, or 2.8% of net sales in the First Three-Quarters of Fiscal 2001, compared to approximately $1.8 million, or 1.7 % of net sales in the First Three-Quarters of Fiscal 2000. The increase in interest expense was due to a higher interest rate being paid on debt, which arose from the Company's refinancing in the fourth quarter of fiscal 2000. As a result of the refinancing, the Company's preferred stock and convertible debt were retired at substantial discounts.

         Other income decreased to approximately $0.8 million, or 0.7% of net sales during the First Three-Quarters of Fiscal 2001, from approximately $1.6 million, or 1.5 % of net sales in the First Three-Quarters of Fiscal 2000. This decrease was primarily due to the Company receiving, in the first quarter of fiscal 2000, approximately $500,000 from the sale of certain property rights related to the use of a billboard on one of the Company's properties.

         For the First Three-Quarters of Fiscal 2001 and 2000 no income tax provision was necessary. A refund of taxes paid in Fiscal 2000 in the amount of approximately $100,000 was received during the Third Quarter of 2001. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $27.6 million as of the end of the First Three-Quarters of Fiscal 2001 that may be applied against future earnings.

         On March 16, 2000, the Company closed the sale of its distribution facility and repaid the remaining $2,458,237 outstanding on the facility's mortgage. The Company incurred an extraordinary loss of approximately $300,000 on the early repayment of the note relating to prepayment fees and the write-off of deferred financing costs.

         As a result of the above, the Company had a net loss applicable to common shareholders for the First Three-Quarters of Fiscal 2001 of approximately $(3.7) million, or $(0.60) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(1.0) million, or $(0.16) per common share - Basic, during the First Three-Quarters of Fiscal 2000.

Liquidity and Capital Resources

         The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansions.

         As of November 1, 2000, the Company had current assets of approximately $11.9 million and current liabilities of approximately $10.1 million, resulting in a net working capital position of approximately $1.8 million. The Company had approximately $1.1 million, as of November 1, 2000, available under its revolving credit facility.

         Net cash provided by operating activities for the First Three-Quarters of Fiscal 2001 was approximately $0.1 million. EBITDA, which is defined as earnings (excluding one time nonrecurring charges or income) before interest, taxes, depreciation and amortization, decreased from approximately $3.8 million in the First Three-Quarters of Fiscal 2000 to approximately $2.7 million in First Three-Quarters of Fiscal 2001. Management believes that EBITDA is a measurement commonly used by analysts and investors. Accordingly, this information has been presented to permit a more complete analysis; however, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

         Based on the terms of the Company's credit facility, management currently believes principal and interest payments in fiscal 2001 will be approximately $5.0 million. In addition, the Company currently plans to spend approximately $1.0 million on capital improvements.

         The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on the availability of internally generated funds and the continued availability of and compliance with its credit facilities. For example, pursuant to the terms of its credit facility with Back Bay Funding, LLC, as amended, the Company is required to have a minimum EBITDA of $4.9 million for Fiscal 2001. Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 2001. However, such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from results expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, decreases in sales, weather, competition, changes in the rate of inflation, potential sales by the Company of certain out-parcels and other assets, the inability to develop new stores as planned and other uncertainties that may occur from time to time. In the event of any significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, changes in state or federal legislation or regulation, the potential for delisting from the Nasdaq Stock Market, inability to develop new stores as planned, acceptance of new stores, stability and availability of product costs, unavailability of anticipated financings, inability to consummate proposed transactions, interest rates, the availability of human resources and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

Item 2.  Changes in Securities

         There been no material modification in the instruments defining the rights of shareholders during the First Three Quarters of Fiscal 2001. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits:
               10.1 First Amendment to Loan and Security Agreement, dated October 4, 2000, by and among Back Bay Capital Funding, LLC and the Company

               10.2 Severance Agreement and General Release, dated October 6, 2000, by and between John D. Branch and the Company.

         B.  Reports on Form 8-K

             During the third quarter of Fiscal 2001, the Company filed a report on Form 8-K dated October 9, 2000.

                      Item 5. Other Events - On October 6, 2000, the Company issued a press release announcing management changes.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HARRY'S FARMERS MARKET, INC.

Dated: December 15, 2000        By: /s/ Harry A.Blazer
      ------------------            --------------------------------------------
                                    Harry A. Blazer
                                    Chairman, President and Chief Executive
                                    Officer
                                    (principal executive officer)


Dated: December 15, 2000        By: /s/ Barbara Worrell
      ------------------        ------------------------------------------------
                                    Barbara Worrell
                                    Director of Accounting
                                    (principal financial and accounting officer)