Form 10-K405
period 2001-01-31
HARRYS FARMERS MARKET INC
filed 2001-05-16
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K



                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended January 31, 2001


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

                      Class A Common Stock, no par value



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ______
                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                              -

The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant on May 14, 2001 was approximately $2,381,169.92. For purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Class A Common Stock, no par value, as of May 14, 2001 was 4,139,375 shares. The number of shares outstanding of the registrant's Class B Common Stock, no par value, as of May 14, 2001 was 2,050,701 shares.

                                    PART I

Item 1.   Business.
------    --------

     Harry's Farmers Market, Inc. ("Harry's" or the "Company") owns and operates concept megastores and convenience stores specializing in perishable food products -- fresh fruits and vegetables; fresh meats, poultry and seafood; fresh bakery goods; freshly made ready-to-eat, ready-to-heat and ready-to-cook prepared foods; and deli, cheese and dairy products. Harry's stores also feature lines of specialty, hard-to-find and gourmet nonperishable food products that are complementary to the fresh food offerings. In addition, the Company's stores carry kitchen-oriented housewares, floral items, natural health and beauty care items, and a full line of wines and imported and domestic beers. The Company's bakery and prepared food departments are integrated food manufacturing operations. The Company presently owns and operates three megastores and five Harry's In A Hurry convenience stores, all in the Atlanta, Georgia, metropolitan area. A sixth Harry's In A Hurry store is scheduled to open in May 2001.

Harry's Megastores

     Harry's three megastores are located in Alpharetta, Georgia, Gwinnett county, Georgia and Cobb county, Georgia. Each megastore is within 30 miles of downtown Atlanta. The Alpharetta store, which opened in 1988, is housed in a 140,100 square foot facility with approximately 81,000 square feet devoted to retailing and retailing support. The Alpharetta facility also contains the Company's receiving, inspection and perishable distribution operations, prepared foods manufacturing plant, bakery facility and corporate offices. The Gwinnett county store, which first opened in 1991 and was expanded in 1994, is a 101,411 square foot facility with approximately 70,000 square feet devoted to retailing and retailing support. The remaining area is used for Harry's produce receiving, inspection and distribution operations. The Cobb county store, which opened in October 1993, is a 100,000 square foot facility devoted entirely to retailing and retailing support.

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

Harry's In A Hurry Stores

     To increase the retail outlets for Harry's manufactured products (bakery and prepared food items), the Company presently operates five strategically located specialty stores under the name "Harry's In A Hurry" and plans to open a sixth Harry's In A Hurry store in May 2001. In June 1993, a 3,700 square foot Harry's In A Hurry opened in the Buckhead area of Atlanta. In March 1994, the Company opened a second 7,200 square foot Harry's In A Hurry approximately four miles from the first store. A third 15,000 square foot Harry's In A Hurry opened in January 1998 in the Cobb county area of Atlanta. The Company opened an approximately 15,400 square foot Harry's In A Hurry in the Dunwoody area of Atlanta in September 1998, followed by the opening of an approximately 14,400 square foot store in the Virginia-Highlands area in December of that year. The Company is completing plans to open a sixth Harry's In A Hurry in the Peachtree City area of Atlanta in May 2001. These stores carry a full range of Harry's bakery goods and prepared food items, a limited line of fresh food products and selected complementary foods. The Harry's In A Hurry stores provide more convenient, quick stop shopping for those customers generally seeking prepared food items who are less inclined to visit the megastores.

Harry's Products and Departments

      Harry's megastores are operationally divided into category-managed departments, each of which is supervised by an experienced manager. Each department operates independently and has its own procedures and methods for purchasing, receiving, storage and handling and merchandising. The bakery and prepared foods departments are integrated food manufacturing operations. Substantial processing and food preparation also is involved in the delicatessen and seafood/meat departments. Fresh produce is the largest department of Harry's megastores, generating 20 to 25 percent of the total revenue of the Company. Seafood/meat, staples and wine and beer are the next three largest departments. No other department makes up more than eight percent of any megastore's sales. The following is an overview of the major departments.

   Perishable Products

      Fresh Fruits and Vegetables. Harry's offers approximately 1,000 varieties of fresh produce items during the year. In addition to the traditional selection of domestically grown fruits and vegetables, Harry's offers exotic products from around the world, a full line of organically grown produce and produce particular to ethnic cuisines.

      Most fresh produce offered at Harry's is purchased directly from growers through a network of field buyers, some of whom are full-time employees of the Company and others who are independent buying brokers. Most of Harry's produce is domestically grown, primarily in California, Arizona, Florida, Washington, Texas and other East Coast states, with the bulk of the remainder being purchased from South American growers during the northern hemisphere's off-growing season. Small amounts of products are also purchased from European and Middle Eastern countries. A minimal amount of produce is also grown under contract for Harry's.

      Produce is picked up at the point of origin in, where appropriate, refrigerated and temperature-monitored trucks. Transportation requirements usually are communicated to carriers within hours of the purchase commitment. Incoming shipments are immediately off-loaded and directed to inspection stations at the Gwinnett megastore where trained produce inspectors sample and test incoming pallets for quality and freshness. Shipments or lots that do not meet Harry's rigorous quality standards are immediately rejected. In addition, incoming produce is regularly sampled and tested by Nutriclean, an independent food-testing laboratory, for compliance with federal standards regarding toxic contamination and pesticide and herbicide residues.

      After inspection, the fresh produce is moved to storage in one of four separate temperature-controlled environments appropriate for maintaining freshness of the various products. The produce is also separated where there is a risk of cross-contamination by taste or smell. Produce is transported to the stores as needed in temperature-controlled trucks.

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

      Fresh Seafood, Fish and Meat. Harry's meat department carries a full range of beef, pork, veal, lamb, chicken, turkey and other poultry items. Harry's stores feature Niman(R) Natural Beef (California grain-fed beef that utilizes no antibiotics, growth stimulants or other additives) and Perdue(R) grain-fed chicken. Harry's also offers exotic meats and poultry such as beefalo, venison, duck, goose, quail and free-range chicken as well as a variety of fresh processed meats such as sausage and ground beef. All meat and poultry is purchased and sold fresh, except immediately before major holidays when demand upon the production facilities of Harry's suppliers requires fresh-frozen shipments. Harry's maintains a strict "sell by" date policy on all cut meat and poultry, and ground meat must be sold the day it is ground.

      Meat is purchased by an experienced in-house buyer, delivered in refrigerated trucks, and received, inspected and stored at the Company's Alpharetta megastore, which is used as the central distribution center for the Company. Beef, pork, lamb and veal are purchased in vacuum-packed primal cuts and lamb also is purchased in whole carcasses. Chicken and other poultry products are purchased both as whole birds and in prepackaged, precut pieces. Both full-service and self-service (precut and packaged) meat cases are available in each megastore. Each megastore has its own meat-cutting room, and all machinery is cleaned and sanitized twice each day. Service meat cases are cleared and cleaned nightly. Separate processing areas are maintained for beef, pork and chicken to avoid cross-contamination, and meat and poultry cases are checked hourly for proper temperature.

      Harry's carries an extensive selections of fresh fish and seafood. Each megastore typically carries between 200 and 250 seafood items, including whole and filleted fish (over 100 types); crustacea such as shrimp, lobster, crab and crayfish; and mollusks such as oysters, clams, scallops, mussels, squid and octopus. Lobster, blue crab, shellfish and crayfish are often offered live.

      Seafood is purchased by the Company's in-house buyer from a variety of sources, including independent growers, producers, importers, packers, processors and distributors. The Company regularly purchases seafood from more than 80 suppliers. Fish is purchased whole and processed where appropriate (head-off, scaled, filleted, de-boned) in the store. Harry's seafood department also makes daily fresh sushi, seafood dim sum and a variety of marinated seafood items.

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

      Bakery. Harry's bakery department offers approximately 100 items that are fresh baked daily at the Company's bakery facility, which is located within the same building as the Alpharetta megastore. The baking facility is fully equipped with a unique variety of baking equipment. Bakery products currently include approximately 50 different breads, 11 different types of hand-rolled bagels, 9 varieties of cookies, 8 kinds of muffins and 30 different cakes, pies and desserts. Bakery items include traditional recipes from around the world as well as recipes developed exclusively by Harry's.

      More than 90 percent of the Company's manufactured bakery products are produced fresh daily and removed from the shelves if not sold on the day made. All bakery dough is made from scratch-blended ingredients and hand or machine shaped before being baked in commercial ovens.

      Prepared Foods. Harry's manufactures and sells a broad range of ready-to-eat, ready-to-heat and ready-to-cook fresh prepared foods. This line of products includes fresh pasta, ready-to-heat pizzas, pasta sauces, fresh casseroles, lasagnas, filled pastas, quiches and a line of refrigerated (not frozen) microwaveable meals marketed under the name "Harry's Hungry In A Hurry Meals(TM)."

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

      Deli, Cheese and Dairy. Harry's carries more than 100 varieties of delicatessen meats, and features the quality Boar's Head(R) brand. The deli also prepares fresh rotisserie chicken, barbecue, roast beef, knishes and baked hams. In addition, Harry's offers more than 400 varieties of cheeses from around the world that are purchased in bulk from distributors and importers as well as directly from cheese processors. The Company believes that its stores offer one of the largest selections of cheeses in the southeastern United States. Harry's also offers a broad range of dairy items such as milk, yogurt, cottage cheese, ice cream and butter.

      Floral. Harry's stores also feature a broad selection of blooming, in-pot and fresh cut flowers and decorative plants that are purchased directly from growers domestically and abroad.

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

      Wine and Beer. Harry's megastores offer a selection of more than 3,000 different foreign and domestic wines (including vintages) and more than 150 brands of domestic and imported beers, with Harry's in a Hurry stores offering a somewhat smaller selection.

      The following table indicates sales of (rounded to the nearest thousand) and percentage of total revenues contributed by perishable and nonperishable products for each of the Company's last three fiscal years:

Major Product Category      Fiscal 2001 Sales    %     Fiscal 2000 Sales    %     Fiscal 1999 Sales     %
Perishables/(1)/                 $100,044,000    74         $111,014,000    80         $108,457,000     80

Staples and
Nonperishables/(2)/                35,845,000    26           27,681,000    20           27,689,000     20

__________________
(1) Includes fresh fruits, vegetables, meats, fish and seafood, bakery and fresh prepared food items, cheeses, deli items, dairy products and flowers.

(2) Includes nonperishable food items, coffee, wine and beer, housewares, health and beauty care and other complementary nonperishables.

Marketing and Advertising

      While the Company participates in some traditional campaign-style media, including print, billboard and broadcast, it spends less money on traditional advertising than most in the supermarket industry. In management's opinion, non-traditional methods such as community involvement, promotional events, local event sponsorship, newcomer programs and alliances with area schools maintain and improve customer loyalty and sales volume without the expense typically associated with large media campaigns. Harry's also employs in-store promotional activities, such as product sampling, cooking demonstrations, educational materials and signage.

Employees and Employee Training

      The Company employs approximately 1,100 people, of whom approximately 82 percent are full-time employees. Approximately 200 employees are salaried, with the remainder paid on an hourly basis. The Company believes that it devotes more time and expense to the training and education of its employees, both in the operations process and in product information, than the typical food retailer does. Accordingly, the Company stresses the importance of retaining a large portion of its workforce as full-time employees. The Company has devised, documented and implemented formal training procedures in areas such as equipment operation, product handling and sanitation and product information. None of the Company's employees are represented by a union, and the Company believes its employee relations are satisfactory.

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

      Effective December 3, 1998, the Company's prepared food facility began operating under a provision of the USDA law known as the "Central Kitchen Exemption." This law was approved by Congress for food processing operations that prepare and distribute meat and poultry food products to markets and stores operating under the same ownership as the central kitchen. The Company remains subject to specific USDA rules and regulations normally required of all USDA inspected facilities and will be randomly monitored for compliance by USDA inspection personnel.

      The Company's seafood operations participate voluntarily in the United States Department of Commerce self-inspection and rating program, Hazard Assessment Critical Control Point or "HACCP," which subjects it to standard specification and inspection by that agency. Participation in the voluntary program permits the Company to label its fresh seafood with the governmentally approved "Grade A" stamp. The Company currently has approximately 19 HACCP certified personnel who are responsible for grading and inspection of its seafood.

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

Executive Officers

      The officers of the Company are as follows:

      Name                    Position with Company
      ----                    ---------------------

      Harry A. Blazer         Chairman, President and Chief Executive Officer

      Jim Drummond            Chief Operating Officer

      Stephen Whitesmith      Chief Information Officer
_________________

      Harry A. Blazer, age 50, was the founder of the Company and served as the sole General Partner of the predecessor to the Company and as Chief Executive Officer from its inception in 1987. Upon the Company's incorporation in 1993, Mr. Blazer was named a director and President and Chief Executive Officer. In June 1994, Mr. Blazer was elected to the additional office of Chairman. From 1979 to 1987, Mr. Blazer was employed at DeKalb Farmer's Market in Atlanta and served as its General Manager from 1983, until he left to form the Company.

      Jim Drummond, age 42, was appointed Chief Operating Officer of Harry's Farmers Market, in January 2001. Prior to that time, Mr. Drummond served as a consultant to the Company since July 2000. Mr. Drummond previously worked with Safeway Stores plc in the United Kingdom for 25 years. His last position with Safeway was Retail Operations Director.

      Stephen Whitesmith, age 48, was appointed Chief Information Officer of Harry's Farmers Market in January 2001. He previously served as an information technology consultant to the Company since July 2000. Prior to working with the Company, Mr. Whitesmith was the Director of Information Technology for Safeway Stores plc in the United Kingdom. Mr. Whitesmith has more than 21 years of experience in the supermarket and convenience store industry, most of it spent with Safeway.


Item 2.   Properties.
------    -----------

      Each of the Company's three megastore sites is owned by the Company. The 140,100 square foot Alpharetta site houses the Alpharetta megastore, which has approximately 81,000 square feet devoted to retailing and retailing support, the Company's corporate offices, receiving, inspection and distribution operations, the prepared foods manufacturing plant and the bakery facility. The 101,411 square foot Gwinnett county megastore uses approximately 70,000 square feet for retailing and retailing support. The remaining area is used for the Company's produce receiving, inspection and distribution operations. The Cobb county store is a 100,000 square foot facility entirely devoted to retailing and retailing support.

      The Company leases each of the five existing Harry's In A Hurry locations in Atlanta and has entered into a lease for the planned sixth store. Two of the Harry's In A Hurry stores are located in the Buckhead area of Atlanta approximately four miles apart. The first consists of approximately 3,700 square feet and is leased through 2002. The second consists of approximately 7,200 square feet and is leased through 2004, with options to extend the lease through 2019. The third Harry's In A Hurry store is located on Cobb Parkway in the Marietta area of Atlanta, has approximately 15,000 square feet of space and is leased through 2007, with options through 2017. The fourth Harry's In A Hurry location, which is leased through 2009 with options through 2024, is approximately 15,400 square feet and is located off Mount Vernon Road in the Dunwoody area of Atlanta. The fifth Harry's In A Hurry location, which is leased through 2008 with options through 2018, is approximately 14,400 square feet and is located on Ponce de Leon Avenue in the Virginia-Highland area of Atlanta. The Company is completing plans to open a sixth Harry's In A Hurry store in the Peachtree City area of Atlanta. The Company has entered into a 15-year lease for approximately 13,600 square feet of space at the Peachtree City location.

      The Company also leases approximately 53,000 square feet of distribution space in a facility it previously owned. This lease expires in 2003.


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

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

      No matters were submitted to a vote of security holders of the Company during the fourth quarter ended January 31, 2001.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------------------

      The Company's Class A Common Stock was traded under the symbol "HARY" on the Nasdaq National Market from May 20, 1993 until October 7, 1999 and on the Nasdaq SmallCap Market from October 8, 1999 until February 12, 2001. There is no established public trading market for the Company's Class B Common Stock. The following tables set forth, by fiscal quarter, the high and low sales prices of the Class A Common Stock reported by the Nasdaq National Market and the Nasdaq SmallCap Market, as appropriate, for the two most recent fiscal years.


Fiscal Year Ended January 31, 2001           High Sale        Low Sale
----------------------------------           ---------        --------

First Quarter ended May 3, 2000                $1.5000         $0.9375

Second Quarter ended August 2, 2000             1.2500          0.9688

Third Quarter ended November 1, 2000            1.0312           0.500

Fourth Quarter ended January 31, 2001           0.8750           0.375



Fiscal Year Ended February 2, 2000           High Sale        Low Sale
----------------------------------           ---------        --------

First Quarter ended May 5, 1999                $1.2188         $0.8438

Second Quarter ended August 4, 1999             1.1250          0.6875

Third Quarter ended November 3, 1999            1.4375          0.5625

Fourth Quarter ended February 2, 2000           1.9375          0.6875


      The Company's Class A common stock has been quoted on the OTC Bulletin Board since February 13, 2001. The Company had 763 record holders and approximately 6,200 beneficial holders of its Class A common stock as of May 14, 2001, and two record and beneficial holders of its Class B common stock. The Company has not declared or paid any cash dividend on either class of its common stock. The policy of the Company's board of directors is to retain future earnings for use in operations and, if available, for the expansion and development of the Company's business. The Company's primary credit facility prohibits the payment of dividends without the consent of the lender. Future dividend policies and the payment of dividends, if any, will be determined by the board of directors in light of circumstances then existing, including the Company's earnings, financial condition, contractual restrictions and other factors deemed relevant by the board of directors.

Item 6.        Selected Financial Data.
------         -----------------------

       The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                                        Fiscal Year Ended
                                                                 January 31,   February 2,   February 3,  January 28,   January 29,
                                                                    2001          2000          1999         1998          1997
                                                                 ------------------------------------------------------------------
                                                                                (in thousands, except per share data)
Statement of Operations Information:
------------------------------------
Net sales...................................................      $ 135,953     $ 138,695    $ 136,146     $ 136,999     $ 140,162
Cost of goods sold..........................................         97,965        98,726       99,974       102,320       104,363
                                                                  ---------     ---------    ---------     ---------     ---------
Gross profits...............................................         37,988        39,969       36,172        34,679        35,799
Operating expenses..........................................         40,289        40,958       41,417        42,318        36,002
                                                                  ---------     ---------    ---------     ---------     ---------
Operating profit (loss).....................................         (2,301)         (989)      (5,245)       (7,639)         (203)
Interest expense............................................         (3,686)       (2,663)      (2,407)       (2,254)       (2,600)
Other income................................................          1,024         1,827        1,233         4,026         1,321
                                                                  ---------     ---------    ---------     ---------     ---------
Loss before provision for accretion of warrants,
  income taxes and extraordinary items......................         (4,963)       (1,825)      (6,419)       (5,867)       (1,482)
Provision for accretion of warrants.........................             --          (123)        (148)         (148)         (229)
                                                                  ---------     ---------    ---------     ---------     ---------
Loss applicable to common shareholders before
  income taxes and extraordinary items......................         (4,963)       (1,948)      (6,567)       (6,015)       (1,711)
                                                                  ---------     ---------    ---------     ---------     ---------
Income tax benefit..........................................             -0-          740           -0-           -0-           -0-
Loss applicable to common shareholders before
   extraordinary gains......................................         (4,963)       (1,208)      (6,567)       (6,015)       (1,711)
                                                                  ---------
Extraordinary gain (loss) (net of applicable income
  taxes of $0 and $990 for years 2001 and 2000).............           (288)       16,845           -0-           -0-           -0-
                                                                  ---------     ---------    ---------     ---------     ---------
Net earnings (loss) applicable to common
  shareholders after extraordinary gains....................      $  (5,251)    $  15,637    $  (6,567)    $  (6,015)    $  (1,711)
                                                                  =========     =========    =========     =========     =========
Net earnings (loss) per share...............................           (.85)    $    2.53    $   (1.06)    $   (0.97)    $   (0.28)
                                                                  =========     =========    =========     =========     =========
Weighted average shares outstanding.........................          6,190         6,190        6,184         6,183         6,168

                                                                                               As of
                                                                   January 31,  February 2,  February 3,   January 28,   January 29,
                                                                      2001         2000         1999          1998          1997
                                                                  -----------------------------------------------------------------
Balance Sheet Information:
--------------------------
Working capital (deficit)*..................................      $   (555)     $  3,388     $ (1,447)     $  3,102      $  4,009
Property and equipment, net.................................        34,469        37,789       41,320        38,046        45,817
Total assets................................................        45,552        56,251       56,987        57,247        60,428
Long-Term obligations, net of
  current maturities........................................        19,312        21,783       14,161        13,359        26,225
Convertible Debt............................................            --            --       15,160        13,042            --
Redeemable convertible preferred stock......................            --            --       10,582        10,434        10,352
Stockholders' equity........................................        15,355        20,606        4,969        11,528        16,330

* The Company had $2.1 million available under its line of credit at January 31, 2001.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

General

      The Company opened its first megastore, with an initial size of 63,000 square feet, in July 1988 in Alpharetta, Georgia. The Company has expanded this facility to 140,100 square feet, of which approximately 81,000 square feet is currently being used as retailing space. In October 1991, the Company opened a second megastore in Gwinnett county, Georgia of 60,000 square feet, which has since been expanded to approximately 101,400 square feet. In October 1993, the Company opened its third megastore, a 100,000 square foot facility located in Cobb county, Georgia.

      In June 1993, the Company opened its first Harry's In A Hurry store, a 3,700 square foot convenience store in the Buckhead area of Atlanta. In March 1994, the Company opened its second Harry's In A Hurry store, a 7,200 square foot store located approximately four miles from the first store. The Company opened a third Harry's In A Hurry store in January 1998 in a 15,000 square foot facility in the Cobb county area of Atlanta. The Company opened an approximately 15,400 square foot store in the Dunwoody area of Atlanta in September 1998, followed by the opening of an approximately 14,400 square foot store in the Virginia-Highland area in December of that year. The Company is completing plans to open a sixth Harry's In A Hurry store in the Peachtree City area of Atlanta in May 2001.

      Net sales for the Company have increased from approximately $98.9 million in fiscal 1993 to approximately $136 million in fiscal 2001.

      The statements that are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing capacity and supply constraints or difficulties, the impact of advertising and promotional activities and the effect of the Company's accounting policies. For more information, see "--Factors Affecting Future Performance."

      The Company's fiscal year ends on the Wednesday nearest January 31. The 2001 fiscal year ended on January 31, 2001, the 2000 fiscal year ended on February 2, 2000 and the 1999 fiscal year ended on February 3, 1999.

Results of Operations

      The following table sets forth the percentage relationship to net sales of the listed items included in the Company's consolidated statements of operation:

                                                                     For the Year Ended
                                                      --------------------------------------------------
                                                         January 31,       February 2,      February 3,
                                                            2001              2000             1999
                                                      --------------------------------------------------
  Net sales..........................................       100.0%           100.0%          100.0%
  Cost of goods sold.................................        72.1             71.2            73.4
                                                             ----             ----            ----
     Gross profit....................................        27.9             28.8            26.6
  Operating expenses
     Direct store expenses...........................        16.7             16.9            16.5
     Selling, general and administrative expenses....        10.0              9.2             9.9
     Depreciation and other amortization.............         2.9              3.1             3.0
     Impairment loss.................................         0.0               .3             1.0
                                                             ----             ----            ----

       Loss from operations..........................        (1.7)            (0.7)           (3.8)
  Other income (expense)
     Interest expense................................        (2.7)            (1.9)           (1.8)
     Other income....................................          .8              1.3             0.9
  Provision for accretion of warrants................         0.0             (0.1)           (0.1)
  Income taxes.......................................         0.0              0.0             0.0
  Extraordinary gains................................         (.2)            12.7             0.0
                                                              ---             ----             ---
       Net income (loss).............................        (3.8)%           11.3%           (4.8)%
                                                            =====            =====           =====


Comparison of Fiscal 2001 to Fiscal 2000
----------------------------------------

      Net sales in fiscal 2001 decreased 2.0% to approximately $136.0 million from approximately $138.7 million in fiscal 2000. Management believes the decline in sales can be attributed to increased drive times due to increased traffic congestion in metropolitan Atlanta, a consumer trend placing an increased emphasis on convenience and accessibility and an increased number of supermarkets and restaurants that provide more accessible alternatives for consumers.

      Gross profit in fiscal 2001 decreased to approximately $38.0 million or 27.9% of net sales from approximately $40.0 million or 28.8% of net sales in fiscal 2000. This decrease was mainly due to the costs associated with the Company's decision to cease using a third-party distributor to distribute nonperishable and specialty groceries and to instead distribute these items itself.

      Direct store expenses decreased to approximately $22.8 million or 16.7% of net sales in fiscal 2001 from approximately $23.5 million or 16.9% of net sales in fiscal 2000. During fiscal 2001, direct store expenses were lower as a result of decreases in wages and repairs and maintenance costs. The Company was able to decrease the amount spent on wages by lowering the amount of overtime worked by employees. Repair and maintenance costs decreased as the Company focused on negotiating more favorable repair contracts with third parties and obtaining cost-effective replacement supplies.

      Selling, general and administrative expense for fiscal 2001 increased to approximately $13.6 million or 10% of net sales from approximately $12.7 million or 9.2% of net sales for fiscal 2000. The increase in fiscal 2001 is primarily attributable to costs associated with the Company's decision to cease using a third-party distributor to distribute nonperishable and specialty groceries and to instead distribute these items itself as well as an increase in compensation and expenses related to the Company's retention of consultants from July 2000 to late January 2001. In addition, advertising and promotional expenses increased because the Company increased its advertising efforts in local newspapers. Bank charges increased because of increased use of charge cards and debit cards by customers.

      Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities but not manufacturing (which is included in cost of goods sold), decreased to approximately $3.9 million or 2.9% of net sales during fiscal 2001 from approximately $4.4 million or 3.1% in fiscal 2000. Depreciation and amortization decreased because much of the equipment and leasehold improvements in the Company's older stores, particularly the Cobb megastore and the first two Harry's In A Hurry stores, have now been fully or almost fully depreciated due to their age.

      The Company recorded an additional loss on the impairment of its bakery and distribution center of approximately $0.3 million or 0.2% of net sales in fiscal 2000. The book value of this asset was adjusted to reflect the net amount of proceeds that the Company received upon its sale. This sale was completed during the first quarter of fiscal 2001 for approximately $4.8 million.

      For the reasons set forth above, in fiscal 2001 the Company had an operating loss of approximately $2.3 million or (1.7)% of net sales as compared to an operating loss in fiscal 2000 of approximately $1.0 million or (0.7)% of net sales.

      Interest expense in fiscal 2001 increased to approximately $3.7 million or 2.7% of net sales in fiscal 2001 from approximately $2.7 million or 1.9% in fiscal 2000. This increase is primarily attributable to the fact that fiscal 2001 interest expense reflects a full fiscal year of borrowings under the Company's line of credit whereas fiscal 2000 interest expense only reflects approximately two months of borrowings because the loan agreement was not entered into until the fourth quarter of fiscal 2000.

      Other income in fiscal 2001 decreased to approximately $1.0 million or 0.8% of net sales compared to approximately $1.8 million or 1.3% of net sales in fiscal 2000. Prior to the sale of the distribution center, the Company rented a portion of the space to third parties. Because the distribution center was sold in the first quarter of 2000, the Company lost this source of other income. Other income includes rent from tenants of the Cobb Crossing shopping center, which the Company owns. Rent received during fiscal 2001 from these tenants was approximately $1.0 million in fiscal 2001 compared to $1.2 million in fiscal 2000, excluding rent from the Company's Cobb county megastore, which is also a tenant at the shopping center (all intercompany rent is eliminated in the Company's financial statements). The shopping center presently has one vacant space of approximately 900 square feet.

      In fiscal 2001 the Company did not recognize any income tax benefits because the Company has had significant operating losses in the past and realizability of the benefits is not assured. The Company has net operating loss carry forwards of approximately $33.5 million that may be applied against future earnings for income tax purposes.

      As a result of the above, the Company generated a net loss before extraordinary gains applicable to common shareholders for fiscal 2001 of approximately $5.0 million or ($0.79) per common share, compared to a net loss before extraordinary items applicable to common shareholders of approximately $1.9 million or ($0.15) per common share for fiscal 2000. The Company generated a loss after extraordinary gains applicable to common shareholders for fiscal 2001 of approximately $5.3 million or $(0.85) per common share, compared with the Company's generated net income after extraordinary gains applicable to common shareholders of approximately $15.6 million or $2.53 per common share for fiscal 2000.

Comparison of Fiscal 2000 to Fiscal 1999
----------------------------------------

      Net sales in fiscal 2000 increased 1.9% to approximately $138.7 million from approximately $136.1 million in fiscal 1999. Comparable store sales decreased 5.3% for the year. Management believes the decline in sales can be attributed to the opening of two new Harry's In A Hurry stores drawing customers away from the existing Harry's In A Hurry stores, increased drive times due to increased traffic congestion in metropolitan Atlanta, a consumer trend placing an increased emphasis on convenience and accessibility and an increased number of supermarkets and restaurants that provide more accessible alternatives for the consumer.

      Gross profit as a percentage of net sales in fiscal 2000 increased to approximately $40.0 million or 28.8% of sales from approximately $36.2 million or 26.6% in fiscal 1999. This increase resulted mainly from better category management during fiscal 2000.

      Direct store expenses increased to approximately $23.5 million or 16.9% of net sales in fiscal 2000 from approximately $22.5 million or 16.5% of net sales in fiscal 1999. During fiscal 2000 direct store expenses were higher as a result of the Company operating two additional Harry's In A Hurry for all of fiscal 2000 compared to only the last quarter in fiscal 1999. These expenses were partially offset by decreases in the cost of building rents (excess space was either subleased or the Company was able to negotiate lease terminations), supplies and insurance expense.

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

      The Company recorded an additional loss on the impairment of its bakery and distribution center of approximately $0.4 million or (0.3%) of net sales in fiscal 2000. The book value of this asset was adjusted to reflect the net amount of proceeds that the Company expected to receive upon its sale. This sale was consummated during the first quarter of fiscal 2001 for approximately $4.8 million.

      For the reasons set forth above, in fiscal 2000 the Company had an operating loss of approximately $1.0 million or (0.7) % of net sales as compared to an operating loss in fiscal 1999 of approximately $5.2 million or (3.8)% of net sales.

      Interest expense in fiscal 2000 increased to approximately $2.7 million or 1.9% of net sales in fiscal 2000 from approximately $2.4 million or 1.8% in fiscal 1999. This increase is primarily attributable to the Company's average daily balance of outstanding debt being higher in fiscal 2000 compared to fiscal 1999, and the fact that the Company's new debt facility that was put in place in December of fiscal 2000 has a higher effective interest rate than its old debt facilities.

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

      In fiscal 2000 the Company did not recognize any income tax benefits because the Company had significant operating losses in the past and realizability of the benefits was not assured. The Company had net operating loss carryforwards of approximately $22.0 million that might be applied against future earnings for income tax purposes.

      As a result of the above, the Company generated a net loss before extraordinary gains applicable to common shareholders for fiscal 2000 of approximately $1.9 million or ($0.15) per common share compared to a net loss before extraordinary items applicable to common shareholders of approximately $6.6 million, or ($1.06) per common share for fiscal 1999.

      At the end of the 1998 fiscal year, the Company entered into various agreements with Progressive Foods Concepts, Inc. ("PFCI"), a company that subsequent to the agreements became a wholly-owned subsidiary of Boston Chicken, Inc ("BCI"). Under these agreements, PFCI advanced various funds in the form of loans, consulting fees and equity to the Company, which enabled the Company to refinance a portion of its bank debt as well as open three new Harry's In A Hurry stores. During 1999, PFCI and BCI filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result, the Company did not receive $2,000,000 of advances due under its loan agreements with PFCI.

      During fiscal 2000, the United States Bankruptcy Court approved a settlement with PFCI and BCI, pursuant to which the Company paid $4,000,000 for the satisfaction of all debt owed to BCI and PFCI, including $15.5 million of convertible debt, and the termination of warrants for the purchase of 2,000,000 shares of the Company's Class A common stock. The settlement also terminated all consulting obligations between the parties and provided for the surrender by Boston Chicken of all of its rights to use the "Harry's" name and intellectual property. The settlement eliminated all territorial restrictions on the Company's expansion and resulted in a complete termination of the business relationship between the Company, BCI and PFCI. In addition, during fiscal 2000, the Company repurchased its Series AA redeemable convertible preferred stock, which had a total redemption value of $11.0 million, and certain warrants that could be exercised to purchase shares of Class A common stock. The Company paid an aggregate of $2,750,000 for the Series AA redeemable convertible preferred stock and the warrants.

      As a result of these two transactions, the Company had an extraordinary gain of approximately $16.8 million net of applicable income taxes of $1.0 million in fiscal 2000. The Company had no extraordinary gains or losses in fiscal 1999. The effective tax rate on the extraordinary gains was only 1.4% because the Company was able to use net operating loss carryforwards generated in previous periods to offset the extraordinary gains generated in the current year. The only tax the Company will owe on the extraordinary gains is due to alternative minimum tax.

      As a result of the above, the Company generated net income after extraordinary gains applicable to common shareholders for fiscal 2000 of approximately $15.6 million or $2.53 per common share compared with generated net loss after extraordinary gains applicable to common shareholders of approximately $6.6 million or $(1.06) per common share for fiscal 1999.

Liquidity and Capital Resources

      The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansions.

      As of January 31, 2001, the Company had current assets of approximately $9.8 million and current liabilities of approximately $10.4 million. Under the Company's line of credit, the Company had available approximately $2.1 million as of January 31, 2001.

      At the end of fiscal 2001, the Company was in default under certain financial covenants in its loan agreement with its lender, Back Bay Capital LLC. Pursuant to an amendment to the loan agreement, Back Bay has agreed to waive the defaults of such covenants for the 2001 fiscal year and to amend the covenants on a going-forward basis in consideration of a one-time payment of $125,000 by the Company. In addition, the amendment gives the Company additional flexibility with regard to its operations.

      Net cash provided by operating activities for fiscal 2001 was approximately $0.4 million. The increase in cash provided by operating activities for fiscal 2001 is mainly attributable to a decrease in inventories of approximately $2.0 million (due to the Company purchasing directly from many of its specialty vendors to obtain lower prices) and a decrease in deferred loan costs of approximately $0.3 million associated with the Company's credit facility. EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, decreased from $6.1 in fiscal 2000 to $3.1 in fiscal 2001, which was a 49.2% decrease in EBITDA. This decrease was mainly due to the Company's decline in net sales and the increase in selling, general and administrative expenses. Management believes that EBITDA is a measurement commonly used by analysts and investors. Accordingly, this information has been presented to permit a more complete analysis; however, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

      Based on the terms of the current credit facility, management currently believes principal and interest costs next year will be approximately $4.7 million. In addition, the Company currently plans to spend approximately $1.0 million on capital improvements.

      Although no assurances can be given, management believes that cash generated from operations and availability under its line of credit, in connection with EBITDA roughly equal to or more than the $3.1 million of EBITDA it generated in fiscal 2001, will allow the Company to meet its cash requirements for operations and projected capital expenditures through fiscal 2002.

      The Company's ability to fund its working capital and capital expenditure requirements, make interest payments and meet its other cash requirements depends, among other things, on the availability of internally generated funds and the continued availability of and compliance with its credit facilities. Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in fiscal 2002. However, such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from results expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, potential sales by the Company of certain out-parcels and other assets, the inability to develop new stores as planned and other uncertainties that may occur from time to time. In the event of any significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

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

      As of January 31, 2001, we had an accumulated deficit of $24.5 million. We incurred a net loss, before extraordinary items, of approximately $5.0 million, $1.2 million and $6.6 million in the fiscal years ended January 31, 2001, February 2, 2000 and February 3, 1999. There can be no assurance that we will be profitable in the fiscal year ending January 31, 2002 and beyond. Future events that could adversely effect the Company's operating margins and results of operations include:

      .    unanticipated expenses;
      .    increased competition; or
      .    changes in the supply of our products.

The supermarket industry is a highly competitive industry, which affects our continued penetration in the market.

      The supermarket industry is highly competitive and generally characterized by narrow profit margins. We compete in the Atlanta market area with:

      .    numerous traditional grocery stores and supermarkets;
      .    specialty food shops and warehouse club stores;
      .    other farmers market format retailers; and
      .    restaurants and other providers of prepared meals.

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

The discretion of management to seek additional funding or other financings may be limited by our existing credit agreement covenants.

      The credit agreement between us and Back Bay Capital Funding, LLC contains numerous financial and operating covenants that limit the discretion of our management in certain business matters. These covenants place significant restrictions on, among other things, our ability to:

      .    incur additional indebtedness;
      .    create liens or other encumbrances;
      .    make certain payments and investments; and
      . sell or otherwise dispose of assets and merge or consolidate with other entities.

      The credit agreement also requires us to satisfy certain financial tests. Events beyond our control can affect our ability to meet these financial tests. We have failed to satisfy some of these tests in the past, and there can be no assurance that we will be able to meet these tests in the future. Failure to comply with the obligations in the credit agreement could trigger a suspension event, which could, among other things, accelerate related debt.

We may experience substantial price volatility with our products.

      Prices of fresh produce and, to a lesser extent, fresh meat, poultry and seafood items, are highly volatile and based upon available supply. Factors that can significantly affect supply in all types of agricultural production generally include weather, disease and crop failure.

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

Due to the current market conditions of our Class A common stock, our Class A common stock is not very liquid and its market price may be volatile.

      Our Class A common stock, which is quoted on the OTC Bulletin Board, currently has a relatively low market capitalization and trading volume. As a result, holders of our Class A common stock may have difficulty selling their shares for cash. In addition, any change in our financial results or conditions may cause significant volatility in the market price of our Class A common stock. While the general performance of the stock market may cause our stock price to fluctuate in ways unrelated to our operating performance, other factors that may effect the market price of our Class A common stock from period to period, include:

      .    actual or anticipated operating results;
      .    growth rates;
      .    market conditions in the industry; and
      .    announcements by competitors and general economic conditions.

      As a result of the foregoing, our operating results and prospects may be below the expectations of investors from time to time. Perceived lower operating results and prospects would likely materially and adversely affect the price of the Class A common stock.

Our principal shareholder generally controls the voting outcome of all matters brought before shareholders.

      Mr. Harry A. Blazer, our President and Chief Executive Officer, beneficially owns 2,050,701 shares of our Class B common stock. Each share of Class B common stock is entitled to 10 votes, as compared to one vote for each share of Class A common stock. Except as law otherwise requires or our Articles of Incorporation expressly provide, the Class A common stock and Class B common stock vote together as a single class. The shares of Class B common stock owned by Mr. Blazer represent all of the Class B common stock outstanding and approximately 83.2% of the total voting power of all of our classes of voting stock. As a result, Mr. Blazer is able to:

      .    elect all of the Company's directors;
      .    amend our Articles of Incorporation;
      . effect or prevent a merger, sale of assets or other business acquisition or disposition; and
      . otherwise control the outcome of actions requiring shareholder approval.

We have a high level of dependence on senior management.

      Our operational success depends largely upon the skills, experience and efforts of our senior management, especially our founder, President and Chief Executive Officer, Harry A. Blazer. The loss of the services of Mr. Blazer or other members of our senior management could materially and adversely affect our business and prospects. We maintain a $10 million key man life insurance policy on Mr. Blazer and the proceeds from this policy are currently pledged as security to Back Bay Capital Funding, LLC on our long-term debt.

We have not historically paid dividends and have no current plans to do so.

      We have not paid any dividends on our Class A common stock and do not presently intend to pay dividends on these shares.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
-------    ----------------------------------------------------------

    Not Applicable.


Item 8.    Financial Statements and Supplementary Data.
------     -------------------------------------------

    The following financial statements are filed with this report:

           Report of Independent Certified Public Accountants

           Consolidated Balance Sheets-- Fiscal Years Ended January 31, 2001 and
               February 2, 2000

           Consolidated Statements of Operations -- Fiscal Years Ended January
               31, 2001, February 2, 2000 and February 3, 1999

           Consolidated Statements of Changes in Equity -- Fiscal Years Ended
               January 31, 2001, February 2, 2000 and February 3, 1999


           Consolidated Statements of Cash Flows-- Fiscal Years Ended January
               31, 2001, February 2, 2000, and February 3, 1999

           Notes to Consolidated Financial Statements


Item 9.    Changes in and Disagreements With Accountants on Accounting and
------     ---------------------------------------------------------------
           Financial Disclosure.
           ---------------------

    Not applicable.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.
-------    --------------------------------------------------

Directors

    The directors of the Company are as follows:

      Harry A. Blazer, age 50, is the founder of Harry's Farmers Market and served as the sole General Partner and as Chief Executive Officer of the Company's predecessor from its inception in 1987. Upon the Company's incorporation in 1993, Mr. Blazer was named a director and President and Chief Executive Officer and was elected to the additional office of chairman in June 1994. From 1979 to 1987, Mr. Blazer was employed at DeKalb Farmers Market in Atlanta, Georgia and served as its General Manager from 1983 until 1987, when he left to form Harry's Farmers Market.

      Robert C. Glustrom, age 49, serves as President of Broadstreet, Inc., a bank holding company, and as Chairman of AmTrade International Bank based in Atlanta, Georgia and Miami, Florida. Mr. Glustrom has extensive management experience. In 1985 he became President of a Hyatt Development Corporation affiliated company, founding and opening an international retail, water sports and boating company, and in 1986 he headed Caribbean development for Hyatt Development Corp. In 1987, Mr. Glustrom helped Mr. Colgate Holmes, who at that time was president of the Ritz-Carlton Hotel Company, organize and develop the Holmes Hotel Company. Mr. Glustrom has been a practicing attorney since 1976. Mr. Glustrom was first elected to the board of directors in September 1995.

      Donald M. Pamenter, age 62, is an independent management consultant. Since 1984 he has served a wide variety of medium to large manufacturing, marketing and service companies. His practice focuses on improving strategic operations and competitor management for companies throughout North America and Europe. Mr. Pamenter was an executive with General Foods Corporation from 1978 to 1984. Prior to this, he served as a management consultant with McKinsey & Company in its Toronto and Amsterdam offices. Mr. Pamenter was the co-founder, director and Executive Vice President of Consolidated Computer, Inc., a publicly traded international computer manufacturing and software company established in 1968. Mr. Pamenter was first elected to the board of directors in July 1999.

      Charles W. Sapp, age 66, was first elected to the board of directors in February 1999. Prior to his retirement in 1999, he served as Senior Vice President of Distribution and Manufacturing of H.E. Butt Grocery Company, where he worked from 1981 through 1998. From 1989 until 1993, Mr. Sapp served as Group Vice President, Marketing and Store Operations for H.E. Butt Grocery Company. Prior to his employment with H.E. Butt Grocery Company, Mr. Sapp served as the Vice President of Distribution and Manufacturing with the Alpha Beta Company in California, a subsidiary of American Stores Incorporated, a national grocery store chain. Mr. Sapp has over 40 years experience in the food manufacturing and retailing industry.

      Peter Barr, age 60, was elected to the board of directors in June 2000. Mr. Barr presently serves as the chairman of the United Kingdom's Meat and Livestock Commission. He previously served as the chairman of Hazlewood Foods plc, a publicly traded company on the London Stock Exchange that is one of the largest distributors of fresh food in Europe and one of the largest manufacturers of pre-made sandwiches in the world. Mr. Barr serves on the Prime Minister's special committee on agriculture and formerly served as chairman of IGD Food Group, an industry-sponsored group that works to improve supply-chain management. In 1997, Mr. Barr was honored by the Queen of England for his services to the food industry.

Meetings of the Board of Directors and Committees

      The board of directors conducts its business through meetings of the full board and through committees of the board. During fiscal 2001, the board of directors held five meetings and acted by unanimous written consent on four occasions. Each director attended at least 75% of the meetings held by our board of directors and by committees of the board on which such director served during the past fiscal year.

      Our board of directors has the following standing committees:

      (a) The executive compensation committee is currently comprised of Harry Blazer, Donald Pamenter and Charles Sapp. The committee establishes salaries, bonuses and other compensation for officers. The executive compensation committee held two meetings during the last fiscal year, and had informal discussions from time to time.

      (b) The audit committee is currently comprised of Peter Barr, Donald Pamenter and Charles Sapp. The audit committee, pursuant to its charter, reviews and makes recommendations to the board of directors on our audit procedures and independent auditor's report to management, recommends the appointment of independent auditors to the board of directors, and establishes and monitors our financial policies and control procedures. The audit committee held four meetings during the last fiscal year, and had informal discussions with management and our auditors from time to time.

      (c) The stock option committee is currently comprised of Harry Blazer and Robert Glustrom. The stock option committee administers our 1993 Management Incentive Plan and 1996 Employee Stock Purchase Plan. During the last fiscal year, the stock option committee acted by unanimous written consent on one occasion.

      The board of directors as a whole functions as a nominating committee to select management's nominees for election to the board. The board of directors will also consider nominees recommended by shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

      The United States securities laws require our directors, executive officers and any persons who beneficially own more than 10% of our common stock to file with the SEC and the Nasdaq Stock Market initial reports of ownership and subsequent reports of changes in ownership. To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during fiscal 2001 all directors, executive officers and beneficial owners of more than 10% of our common stock made all required filings.


Item 11.  Executive Compensation.
-------   ----------------------

      The following table sets forth certain summary information concerning compensation paid or accrued by us for services rendered in all capacities during fiscal 2001, fiscal 2000 and fiscal 1999 for our Chief Executive Officer, and our other executive officers whose annual salary and bonus for fiscal 2001 exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                                   Annual Compensation             Long-Term Compensation
                                                   -------------------             ----------------------

Name and                                                                                 Securities
Principal Position                Fiscal Year        Salary          Bonus           Underlying Options
------------------                -----------        ------          -----           ------------------
Harry A. Blazer                      2001          $250,000            --                     --
   Chairman, President,              2000           250,000            --                     --
   Chief Executive Officer           1999           254,808/(1)/       --                     --
   and a Director
John D. Branch                       2001          $112,327         $20,000                 10,000
   Former Senior Vice                2000           123,750            --                  235,000
   President, Chief
   Financial Officer and
   Director/(2)/

_________________

/(1)/ Due to our accounting policies, fiscal 1999 was a 53-week period, and Mr. Blazer received additional compensation of $4,808 for such week.

/(2)/ Mr. Branch became our Chief Financial Officer and Senior Vice President in May and June 1999, respectively. Mr. Branch resigned all his positions with the Company and its subsidiaries in October 2000. Pursuant to the terms of a Severance Agreement and General Release between Mr. Branch and the Company, at the time of his resignation Mr. Branch received a payment of $20,000 representing previously earned bonus.

Employment Agreements

          We have entered into an Employment and Confidentiality Agreement with Jim Drummond, our Chief Operating Officer. In exchange for Mr. Drummond's services under his Employment Agreement, he will (a) receive an annual base salary of $250,000, which may be increased by our board of directors; (b) be entitled to participate in the same incentive, savings, retirement and welfare benefit plans as our other senior executives; (c) receive payment for lodging for the lesser of six months or until he is able to rent out his property in the United Kingdom; (d) receive a car allowance and payment for travel expenses commensurate with other senior executives; (e) receive payment for all expenses relating to his work visa; and (f) receive, upon entering into the Employment Agreement, a nonqualified stock option to purchase 200,000 shares of our Class A common stock at the then fair market price.

          If, during the employment period, Mr. Drummond's employment is terminated for any reason by us or by Mr. Drummond, Mr. Drummond will receive a lump sum equal to his annual base salary through the date of termination that has not previously been paid and any compensation previously deferred by him. If, during the employment period, we terminate Mr. Drummond's employment for any reason other than cause, Mr. Drummond also will receive a lump sum payment of 50% of his base salary then in effect. In addition, the Employment Agreement provides that for a two-year period following the termination of his employment for any reason, Mr. Drummond may not disclose or otherwise use any of our confidential information and may not solicit or induce any of our employees to terminate their employment with us.

          We also have entered into an Employment and Confidentiality Agreement with Stephen Whitesmith, our Chief Information Officer. In exchange for Mr. Whitesmith's services under his Employment Agreement, he will (a) receive an annual base salary of $150,000, which may be increased by our board of directors; (b) be entitled to participate in the same incentive, savings, retirement and welfare benefit plans as our other senior executives; (c) receive payment for his lodging and meals while in the United States; (d) receive payment for travel expenses for himself and certain expenses for his spouse's visits to the United States; (e) receive payment for all expenses relating to his work visa; and (f) receive, upon entering into the Employment Agreement, a nonqualified stock option to purchase 100,000 shares of our Class A common stock at the then fair market price.

      If, during the employment period, Mr. Whitesmith's employment is terminated for any reason by us or by Mr. Whitesmith, Mr. Whitesmith will receive a lump sum equal to his annual base salary through the date of termination that has not previously been paid and any compensation previously deferred by him. If, during the employment period, we terminate Mr. Whitesmith's employment for any reason other than cause, Mr. Whitesmith also will receive a lump sum payment of 25% of his base salary then in effect. In addition, the Employment Agreement provides that for a two-year period following the termination of his employment for any reason, Mr. Whitesmith may not disclose or otherwise use any of our confidential information and may not solicit or induce any of our employees to terminate their employment with us.

      Pursuant to an Employment and Non-Competition Agreement previously entered into by the Company and John D. Branch, our former Senior Vice President and Chief Financial Officer, Mr. Branch is prohibited from soliciting or inducing any of our employees to terminate their employment with us for a period of two years following termination of Mr. Branch's employment with the Company. In addition, under the terms of a Severance Agreement and General Release entered into by the Company and Mr. Branch at the time of Mr. Branch's resignation as our Senior Vice President and Chief Financial Officer, Mr. Branch is prohibited from disclosing any trade secrets or confidential information of the Company.

Option Grants


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                        Potential Realizable
                          Number of        Percent of                                                      Value at Assumed
                         Securities      Total Options                                                 Annual Rates of Stock
                         Underlying       Granted to                                                   Price Appreciation for
                          Options        Employees in      Exercise or Base       Expiration               Option Term
                                                                                                     ------------------------
Name                     Granted (#)     Fiscal Year         Price ($/Sh)            Date            5% ($)           10% ($)
----                     -----------     -----------       ----------------          ----            ------           -------
Harry A. Blazer              --               --                 --                   --               --               --
John D. Branch/(1)/        10,000            3.10              1.06250              6/27/05            0/(1)/            0/(1)/


(1) Mr. Branch resigned all his positions with the Company and its subsidiaries in October 2000. At the time of his resignation, Mr. Branch and the Company entered into a Severance Agreement and General Release pursuant to which Mr. Branch agreed to forfeit his right to this option .


                         FISCAL YEAR-END OPTION VALUES

                                          Number of Securities Underlying         Value of Unexercised In-The-Money
                                               Unexercised Options at                        Options at
                                                January 31, 2001 (#)                    January 31, 2001 ($)
Name                                         Exercisable/Unexercisable                Exercisable/Unexercisable
----                                         -------------------------                -------------------------
Harry A. Blazer                                          --                                      --
John D. Branch/(1)/                                 235,000 / 0                                   0 (2)/


(1) Mr. Branch resigned all his positions with the Company and its subsidiaries in October 2000. At the time of his resignation, Mr. Branch and the Company entered into a Severance Agreement and General Release pursuant to which options to purchase an aggregate of 235,000 shares of our Class A common stock vested immediately to the extent they had not previously vested and pursuant to which Mr. Branch agreed to forfeit any rights he might have to any other options.
(2)   None of Mr. Branch's options were in-the-money as of January 31, 2001.

Directors' Compensation

      We pay each of our directors a quarterly retainer of $5,000, as well as reimbursing directors for any travel and related expenses incurred in connection with their attendance in person at each meeting of our Board of Directors.

      Our 1996 Director Stock Option Plan provides that each director who does not hold more than 5% of our stock will be granted five-year options to purchase 10,000 shares of our Class A common stock upon (i) his initial election as a director and (ii) the day immediately following the day of each of our annual shareholders meetings, provided that such director was not granted an option under clause (i) during that same calendar year. The exercise price of the options is equal to the fair market value of the Class A common stock on the date of grant, and the options vest in one-third increments on each of the first three anniversaries of the date of grant. In addition to the automatic grants, upon the initial adoption of the Director Stock Option Plan, each eligible director received an option to purchase 30,000 shares of our Class A common stock. These options vested as to 20,000 of the shares on the date of grant and the remaining 10,000 shares vested on the day prior to the 1997 annual meeting of shareholders.

Compensation Committee Interlocks and Insider Participation

      Harry Blazer, Donald Pamenter and Charles Sapp serve on the executive compensation committee of our board of directors. Mr. Blazer serves as our President and Chief Executive Officer, but neither Mr. Pamenter nor Mr. Sapp are our employees. None of the committee members served as a member of a compensation committee, or other board committees performing similar functions, of any other entity during fiscal 2001. Mr. Blazer routinely excludes himself when the committee discusses and makes determinations regarding his salary and compensation.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

      The following table sets forth information as of May 14, 2001, unless otherwise indicated, regarding the beneficial ownership of our equity securities by each person known by us to own more than 5% of any class of our voting securities, each director and nominee for director, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group.

      Pursuant to SEC rules, the number of shares of common stock beneficially owned by a specific person or group includes shares issuable pursuant to convertible securities, warrants and options held by such person or group that may be converted or exercised within 60 days after May 14, 2001. These shares are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person or group but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person or group.

      The persons named in the table gave us the stock ownership information about themselves. Except as explained in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by them. Harry A. Blazer is the beneficial holder of all of the shares of our Class B common stock. Holders of Class B shares are entitled to ten votes per share. If at any time any shares of Class B common stock are beneficially owned by any person other than Mr.

Blazer (or entities controlled by him) or upon his death, these shares of Class B common stock automatically convert to an equal number of shares of our Class A common stock.


                                      Shares Beneficially Owned                  Percent           Percent of Total
                                      -------------------------
Beneficial Owner                Class                             Shares         of Class            Voting Power
----------------                -------------------------------------------      --------            ------------
Harry A. Blazer                 Class A Common Stock              38,000/1/           *
                                Class B Common Stock           2,050,701/2/        100.00%
                                Total                                                                   83.36%

Charles W. Sapp                 Class A. Common Stock            150,799/3/          3.63                 *

Robert C. Glustrom              Class A Common Stock             209,999/4/          4.88%                *

John D. Branch                  Class A Common Stock             294,350/5/          6.73%                *

Donald C. Pamenter              Class A Common Stock              16,666/6/             *%                *

Peter Barr                      Class A Common Stock               3,333/7/             *%                *

All directors and
executive officers              Class A Common Stock             418,797/8/          9.67%
as a group                      Class B Common Stock           2,050,701           100.00%
                                                               ---------
(7 persons)                     Total                          2,469,498                                86.10%

_________________________________
*Represents beneficial ownership of less than 1%.

1 Shares owned by Mr. Blazer's wife, with respect to which Mr. Blazer disclaims beneficial ownership.
2 Includes 2,049,400 shares owned by Harry Blazer, Inc., an entity of which Mr. Blazer is sole director and sole shareholder. Mr. Blazer's address is 1180 Upper Hembree Road, Roswell, Georgia 30076.
3 Includes 19,999 shares subject to presently exercisable stock options or stock options exercisable within 60 days of April 30, 2001.
4 Includes 159,999 shares subject to presently exercisable stock options or stock options exercisable within 60 days of April 30, 2001.
5 Includes 235,000 shares subject to presently exercisable stock options. Mr. Branch's resigned his positions with the Company in October 2000 and the information presented is as of the time of his resignation.
6 Includes 6,666 shares subject to presently exercisable stock options or stock options exercisable within 60 days of April 30, 2001.
7 Represents 3,333 shares subject to presently exercisable stock options or stock options exercisable within 60 days of April 30, 2001.
8 Includes 189,997 shares subject to presently exercisable stock options or stock options exercisable within 60 days of April 30, 2001.


Item 13.   Certain Relationships and Related Transactions.
-------    ----------------------------------------------

      Robert Glustrom is the sole shareholder of RCG Management LLC, the management company for the Harry's Crossing Shopping Center in Cobb county, Georgia, where our Cobb county megastore store is located. RCG is responsible for the daily management of the stores in the shopping center, and we pay RCG a fee of $2,500 per month for the management services. During fiscal 2001, we paid RCG a total of $30,000. The Company intends to have RCG manage the shopping center during fiscal 2002 for the same monthly management fee.

      Mr. Glustrom also serves as a consultant to us in all of our real estate matters and other corporate endeavors. As a consultant, Mr. Glustrom's duties include assisting us with site selection and negotiation for new facilities and supervision and organization for the sales and leases of the distribution center, outparcels and other storage spaces we own. During fiscal 2001, Mr. Glustrom received approximately $88,000 for his services as a consultant.


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------    ---------------------------------------------------------------

(a)   1.   Financial Statements and Auditors' Report. The following financial
           -----------------------------------------
statements and auditors' report have been filed as Item 8 in Part II of this report:

           Report of Independent Certified Public Accountants

           Consolidated Balance Sheets--Fiscal Years Ended January 31, 2001 and
               February 2, 2000


           Consolidated Statements of Operations -- Fiscal Years Ended January
               31, 2001, February 2, 2000 and February 3, 1999

           Consolidated Statements of Changes in Equity -- Fiscal Years Ended
               January 31, 2001, February 2, 2000 and February 3, 1999

           Consolidated Statements of Cash Flows-- Fiscal Years Ended January
               31, 2001, February 2, 2000 and February 3, 1999

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

      3.   Exhibits.
           --------

      The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by an asterisk (*) were previously filed as part of and are hereby incorporated by reference from either: (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60452,("Form S-1"); (ii) the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1994 ("1993 Form 10-K"); (iii) the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 1995 ("1/30/95 8-K"); (iv) the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1995 ("1995 Form 10-K"); (v) the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February

18, 1997 ("2/18/97 8-K"); (vi) the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1997 ("1997 Form 10-K"); (vii) the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 1999 (the "8/4/99 10-Q"); (viii) the Company's Quarterly Report on Form 10-Q for the quarter ended November 3, 1999 ("11/3/99 10-Q"); (ix) the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2000 ("2000 Form 10-K"), and (x) the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 2000 ("11/1/00 10-Q").

Exhibit No.                      Description of Exhibit
-----------                      ----------------------

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

  *4.2         Bank Warrant Certificate issued to NationsBank (1/30/95 8-K
               Exhibit 4.10)

  *4.3 Bank Warrant Certificate issued to Creditanstalt-Bankverein (1/30/95 8-K Exhibit 4.11)

  *4.4 Amendment to Bank Warrant Certificate issued to Creditanstalt-Bankverein (2/18/97 8-K Exhibit 4.11.2)

  *10.1 Harry's Farmers Market, Inc. 1993 Management Incentive Plan (Form S-1 Exhibit 10.2)

  *10.2 Harry's Farmers Market, Inc. Employee Stock Purchase Plan (Form S-1 Exhibit 10.4)

  *10.3 Lease Agreement dated July 1, 1992, between the Partnership and James B. Cumming (Form S-1 Exhibit 10.9)

  *10.4 Master Equipment Lease Agreement dated June 30, 1991, between the Partnership and Sun Financial Group, Inc. (Form S-1 Exhibit 10.11)

  *10.5 Warrant Agreement dated December 30, 1994, among the Registrant, NationsBank and Creditanstalt-Bankverein (1/30/95 8-K Exhibit 10.16.5)

  *10.6 Lease Agreement dated September 16, 1993, between the Registrant and Metropolitan Life Insurance Company (1993 Form 10-K Exhibit 10.21)

  *10.7 Lease Agreement dated effective March 17, 1997, between U.S. 41 & I285 Company and the Registrant (1997 10-K Exhibit 10.27)

  *10.8 Settlement and Release Agreement dated as of September 2, 1999, by and among the Company, Harry Blazer, Progressive Food Concepts, Inc. and Boston Chicken, Inc. (8/4/99 10-Q Exhibit 10.1)

   *10.9 Amendment No. 1 to Settlement and Release Agreement dated as of October 22, 1999, by and among the Company, Marthasville Trading Company, Karalea, Inc., Harry Blazer, Progressive Food Concepts, Inc. and Boston Chicken, Inc. (11/3/99 10-Q Exhibit 10.1)

   *10.10 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Robert Fleming Nominees Ltd. (11/3/99 10-Q Exhibit 10.2)

   *10.11 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Orbis Pension Trustees Ltd. (11/3/99 10-Q Exhibit 10.3)

   *10.12 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and AXA Equity & Law Life Assurance Society (11/3/99 10-Q Exhibit 10.4)

   *10.13 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Ashford Capital Partners, L.P. (11/3/99 10-Q Exhibit 10.5)

   *10.14 Securities Purchase Agreement dated as of November 17, 1999 by and between the Company and Theodore Ashford (11/3/99 10-Q
               Exhibit 10.6)

   *10.15 Loan and Security Agreement dated December 2, 1999 between Back Bay Capital Funding, LLC and the Company (11/3/99 10-Q Exhibit 10.7)

   *10.16 Indemnity Agreement Regarding Hazardous Materials dated December 2, 1999 among the Company, Karalea, Inc., Marthasville Trading Company and Back Bay Capital Funding, LLC (11/3/99 10-Q Exhibit 10.8)

   *10.17 Purchase and Sale Agreement dated January 6, 2000, by and between Roman Properties, Inc., Mimms Investments and the Company (2000 10-K Exhibit 10.21)

   *10.18 First Amendment to Purchase and Sale Agreement dated February 29, 2000, by and between Roman Properties, Inc., Mimms Investments and the Company (2000 10-K Exhibit 10.22)

   *10.19 First Amendment to Loan and Security Agreement, dated October 4, 2000, by and among Back Bay Capital Funding, LLC and the Company (11/1/00 10-Q Exhibit 10.1)

   *10.20 Severance Agreement and General Release, dated October 6, 2000, by and between John D. Branch and the Company (11/1/00 10-Q
               Exhibit 10.2)

    10.21      Lease dated June 16, 2000 between C.P. Venture Three LLC and the
               Company

    10.22 Employment and Confidentiality Agreement dated January 25, 2001 between Jim Drummond and the Company

    10.23 Employment and Confidentiality Agreement dated January 25, 2001 between Stephen Whitesmith and the Company.

    10.24 Non-Qualified Stock Option Agreement dated January 25, 2001 between Jim Drummond and the Company

    10.25 Non-Qualified Stock Option Agreement dated January 25, 2001 between Stephen Whitesmith and the Company

    10.26 Second Amendment to Loan and Security Agreement, dated March 13, 2001, by and among Back Bay Capital Funding, LLC and the Company

    10.27 Third Amendment to Loan and Security Agreement, dated May 16, 2001 by and among Back Bay Capital Funding, LLC and the Company

    *21        Subsidiaries of the Registrant (1993 Form 10-K Exhibit 21)

     23        Consent of Grant Thornton LLP

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            HARRY'S FARMERS MARKET, INC.

Dated:  May 14, 2001        By:      /s/ HARRY A. BLAZER
                                  ------------------------------------------
                                  HARRY A. BLAZER
                                  Chairman,  President and Chief Executive
                                  Officer (principal executive officer)


Dated:  May 14, 2001        By:      /s/ BARBARA WORRELL
                                  ------------------------------------------
                                  BARBARA WORRELL
                                  Director of Accounting
                                  (principal financial and accounting officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



May 14, 2001                By:      /s/ HARRY A. BLAZER
                                  ------------------------------------------
                                  HARRY A. BLAZER, Chairman, President,
                                  Chief Executive Officer and Director

May 14, 2001                By:      /s/ ROBERT C. GLUSTROM
                                  ------------------------------------------
                                  ROBERT C. GLUSTROM, Director


May 14, 2001                By:      /s/ CHARLES W. SAPP
                                  ------------------------------------------
                                  CHARLES W. SAPP, Director


May 14, 2001                By:      /s/ DONALD M. PAMENTER
                                  ------------------------------------------
                                  DONALD M. PAMENTER, Director


May 14, 2001                By:      /s/ PETER BARR
                                  ------------------------------------------
                                  PETER BARR, Director

              Report of Independent Certified Public Accountants
              --------------------------------------------------




Board of Directors
Harry's Farmers Market, Inc.

      We have audited the accompanying consolidated balance sheets of Harry's Farmers Market, Inc. and Subsidiaries as of January 31, 2001 and February 2, 2000, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harry's Farmers Market, Inc. and Subsidiaries as of January 31, 2001 and February 2, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited Schedule II of Harry's Farmers Market, Inc. and Subsidiaries, for each of the three years in the period ended January 31, 2001. In our opinion, this schedule presents fairly, in all materials respects, the information required to be set forth therein.


/S/ GRANT THORNTON LLP


Atlanta, Georgia
April 11, 2001

                 Harry's Farmers Market, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                    January 31,     February 2,
                                                       2001             2000
                                                    -----------     ----------

CURRENT ASSETS
 Cash (Note B)                                    $    167,475     $    431,933
 Trade accounts receivable, net of an allowance
   for doubtful accounts of $19,155                    185,466          121,009
 Inventories                                         8,995,201       10,987,401
 Prepaid expenses                                      444,790          651,936
 Assets held for sale                                        -        4,500,000
 Other current assets                                   49,792           80,719
                                                  ------------     ------------

       Total current assets                          9,842,724       16,772,998

PROPERTY AND EQUIPMENT
 Buildings                                          31,857,603       31,724,237
 Equipment                                          31,631,206       31,159,424
 Vehicles                                              184,574          184,574
                                                  ------------     ------------
                                                    63,673,383       63,068,235
 Accumulated depreciation                          (36,428,690)     (32,502,638)
                                                  ------------     ------------
                                                    27,244,693       30,565,597
 Land                                                7,223,891        7,223,891
                                                  ------------     ------------
                                                    34,468,584       37,789,488

OTHER ASSETS
 Deposits on equipment                                 283,134          246,872
 Loan costs, net of accumulated amortization of
  $276,367 in 2001 and $176,367 in 2000                711,942        1,142,145
 Other                                                 245,791          299,405
                                                  ------------     ------------
                                                     1,240,867        1,688,422
                                                  ------------     ------------




                                                  $ 45,552,175     $ 56,250,908
                                                  ============     ============



The accompanying notes are an integral part of these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  January 31,        February 2,
                                                                                     2001                2000
                                                                                 ------------        -----------
CURRENT LIABILITIES
 Current maturities of long-term obligations                                     $   2,397,901        $  4,161,827
 Accounts payable - trade                                                            6,341,418           7,273,455
 Workers' compensation and general liability insurance                                 339,102             255,865
 Accrued payroll and payroll taxes                                                     614,307             648,839
 Sales taxes payable                                                                   201,700              34,445
 Other accrued liabilities                                                             503,689             761,153
 Income taxes payable                                                                        -             250,000
                                                                                 -------------        ------------

        Total current liabilities                                                   10,398,117          13,385,584

LONG-TERM OBLIGATIONS, net of current maturities                                    19,311,905          21,782,601

OTHER NON-CURRENT LIABILITIES                                                          486,811             476,803

REDEEMABLE PREFERRED STOCK,
 $9 stated value, 3,000,000 Series AA shares authorized;
 no shares issued or outstanding                                                             -                   -

 STOCKHOLDERS' EQUITY
  Common stock:
   Class A, No par value, 22,000,000 shares authorized;
    issued and outstanding, 4,139,375 shares
                   in 2001 and 2000                                                 34,681,075          34,681,075
   Class B, No par value, 3,000,000 shares authorized;
    issued and outstanding, 2,050,701 in
    2001 and 2000                                                                    3,936,337           3,936,337
  Additional paid-in capital                                                         1,256,902           1,256,902
  Accumulated deficit                                                              (24,518,972)        (19,268,394)
                                                                                 -------------        ------------

        Total stockholders' equity                                                  15,355,342          20,605,920
                                                                                 -------------        ------------

                                                                                 $  45,552,175        $ 56,250,908
                                                                                 =============        ============

                 Harry's Farmers Market, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Years ended

                                                                   January 31,          February 2,          February 3,
                                                                      2001                 2000                1999
                                                                -----------------    -----------------    --------------
Net sales                                                       $   135,953,426      $  138,694,861       $  136,146,144
Cost of goods sold                                                   97,965,043          98,725,697           99,974,334
                                                                ---------------      --------------       --------------
Gross profit                                                         37,988,383          39,969,164           36,171,810

Operating expenses
   Direct store expenses                                             22,772,158          23,467,781           22,508,289
   Selling, general and administrative expenses                      13,570,032          12,726,961           13,446,620
   Depreciation and other amortization                                3,947,360           4,363,641            4,085,566
   Impairment loss                                                            -             400,000            1,376,017
                                                                ---------------      --------------       --------------
                                                                     40,289,550          40,958,383           41,416,492
                                                                ---------------      --------------       --------------
Operating loss                                                       (2,301,167)           (989,219)          (5,244,682)

Other income (expense)
   Interest expense                                                  (3,685,407)         (2,663,571)          (2,407,014)
   Other income                                                       1,023,846           1,827,434            1,232,659
                                                                ---------------      --------------       --------------
                                                                     (2,661,561)           (836,137)          (1,174,355)
                                                                ---------------      --------------       --------------
Loss before provision for accretion of warrants,
   income taxes and extraordinary items                              (4,962,728)         (1,825,356)          (6,419,037)

Provision for accretion of warrants                                           -             122,950              147,540
                                                                ---------------      --------------       --------------
       Loss applicable to common shareholders
         before income taxes and extraordinary items                 (4,962,728)         (1,948,306)          (6,566,577)
Income tax benefit                                                            -             740,000                    -
                                                                ---------------      --------------       --------------
       Loss applicable to common shareholders
         before extraordinary items                                  (4,962,728)         (1,208,306)          (6,566,577)
Extraordinary (loss) gain (net of applicable income
   taxes of $0 and $990,000 for years 2001 and 2000)                   (287,850)         16,845,197                    -
                                                                ---------------      --------------       --------------
Net (loss) earnings applicable to common
   shareholders                                                 $    (5,250,578)     $   15,636,891       $   (6,566,577)
                                                                ===============      ==============       ==============

                 Harry's Farmers Market, Inc. and Subsidiaries

                                  Years ended

                                                      January 31,   February 2,     February 3,
                                                         2001          2000            1999
                                                      -----------   -----------     -----------
Net earnings (loss) per common share -
 basic and diluted:

     Loss applicable to common shareholders
       before extraordinary items                      $   (0.80)     $   (0.19)      $  (1.06)

     Extraordinary (loss) gain                             (0.05)          2.72              -
                                                       ---------      ---------       --------
         Net earnings (loss) applicable to common
           shareholders                                $   (0.85)     $    2.53       $  (1.06)
                                                       =========      =========       ========

The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

      Years ended January 31, 2000, February 2, 2000 and February 3, 1999

                                            Common       Common       Additional
                                             stock        stock         paid-in       Accumulated       Total
                                           Class A       Class B        capital         deficit        equity
                                         ------------  -----------   ------------   --------------  ------------
Balance, January 28, 1998                 $34,673,512  $ 3,936,337   $  1,527,392   $ (28,609,198)  $ 11,528,043

Issuance of 7,118 shares of Class A
   stock                                        7,563            -              -               -          7,563
Accretion of warrant value                          -            -       (147,540)              -       (147,540)
Net loss                                            -            -              -      (6,419,037)    (6,419,037)
                                          -----------  -----------   ------------   -------------   ------------

Balance, February 3, 1999                  34,681,075    3,936,337      1,379,852     (35,028,235)     4,969,029

Accretion of warrant value                          -            -       (122,950)              -       (122,950)
Net earnings after extraordinary gain               -            -              -      15,759,841     15,759,841
                                          -----------  -----------   ------------   -------------   ------------

Balance, February 2, 2000                  34,681,075    3,936,337      1,256,902     (19,268,394)    20,605,920

Net loss                                            -            -              -      (5,250,578)    (5,250,578)
                                          -----------  -----------   ------------   -------------   ------------

Balance, January 31, 2001                 $34,681,075  $ 3,936,337   $  1,256,902   $ (24,518,972)  $ 15,355,342
                                          ===========  ===========   ============   =============   ============


The accompanying notes are an integral part of this statement.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Years ended

                                                        January 31,      February 2,      February 3,
                                                            2001             2000             1999
                                                       -------------    -------------    -------------
Cash flows from operating activities:
   Cash received from customers                        $ 135,888,969    $ 139,099,821    $ 135,729,035
   Cash paid for purchases and operating expenses       (131,773,356)    (139,758,884)    (129,302,064)
   Interest paid                                          (3,755,120)      (2,514,335)      (2,122,569)
   Interest received                                             743              299              174
                                                       -------------    -------------    -------------
           Net cash provided by (used in)
           operating activities                              361,236       (3,173,099)       4,304,576
                                                       -------------    -------------    -------------

Cash flows from investing activities:
   Capital expenditures                                     (458,487)      (1,324,516)      (5,784,317)
   Proceeds from sale of property and equipment               59,250          172,065          716,784
   Payments on notes receivable                                    -                -           83,334
   Proceeds from sale of other assets                      4,354,625          280,407                -
                                                       -------------    -------------    -------------
           Net cash provided by (used in)
           investing activities                            3,955,388         (872,044)      (4,984,199)
                                                       -------------    -------------    -------------

Cash flows from financing activities:
   Proceeds from long-term debt                            1,127,760       19,500,000                -
   Proceeds from issuance of convertible debt                      -                -        2,000,000
   Net payments on line of credit and revolving
     credit facility                                      (1,647,715)      (2,209,545)         664,575
   Principal payments on long-term obligations            (4,061,127)     (10,591,838)      (1,775,025)
   Payment to buyout redeemable preferred stock                    -       (2,751,031)               -
   Payment of loan costs                                           -       (1,167,413)               -
   Proceeds from employee stock purchases                          -                -            7,563
                                                       -------------    -------------    -------------
           Net cash provided by financing activities      (4,581,082)       2,780,173          897,113
                                                       -------------    -------------    -------------

Net (decrease) increase in cash                             (264,458)      (1,264,970)         217,490
Cash at beginning of year                                    431,933        1,696,903        1,479,413
                                                       -------------    -------------    -------------

Cash at end of year                                    $     167,475    $     431,933    $   1,696,903
                                                       =============    =============    =============


Supplemental Schedule of Noncash Investing and Financing Activities:
-------------------------------------------------------------------

   Capital leases                                      $     268,591    $           -    $   2,384,918
                                                       =============    =============    =============

                 Harry's Farmers Market, Inc. and Subsidiaries

                                  Years ended

                                                                 January 31,       February 2,       February 3,
                                                                    2001              2000              1999
                                                                -------------     -------------     -------------
Reconciliation of Net Earnings (Loss) to Cash
   Provided By Operating Activities:
     Net earnings (loss), before accretion of warrants          $  (5,250,578)    $  15,759,841     $ (6,419,037)
     Adjustments to reconcile net earnings (loss) to
       cash provided by (used in) operations:
         Depreciation and amortization                              4,468,571         4,827,254        4,770,531
         Amortization of debt discount                                      -           186,823          225,468
         Loss (gain) on sale of property and equipment                 (9,732)           36,820              933
         Impairment loss                                                    -           400,000        1,376,017
         Extraordinary items                                          287,850       (19,193,902)               -
         Changes in operating assets and liabilities:
           Decrease (increase) in trade accounts receivable           (64,457)          404,960         (417,109)
           Loss on writedown of notes receivable                            -                 -          162,114
           Decrease (increase) in other receivables                    30,927            (4,576)         321,097
           Decrease (increase) in inventories                       1,992,200        (3,849,397)       1,430,325
           Decrease (increase) in prepaid expenses                    275,546          (220,793)         266,555
           Decrease (increase) in deposits on equipment               (36,262)           (6,415)          62,978
           Decrease (increase) in other assets                       (119,296)          (77,189)        (126,718)
           Increase (decrease) in trade accounts payable             (932,037)       (1,455,266)       2,879,562
           Increase (decrease) in accrued liabilities                (147,329)          139,574          (83,140)
           Increase (decrease) in unearned revenue                   (134,167)         (120,833)        (145,000)
                                                                -------------     -------------     ------------

                                                                $     361,236     $  (3,173,099)    $  4,304,576
                                                                =============     =============     ============

The accompanying notes are an integral part of these statements.

                 Harry's Farmers Market, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     January 31, 2001 and February 2, 2000


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

      1. Principles of Consolidation
         ---------------------------

      The financial statements include the accounts of Harry's Farmers Market, Inc., and its three wholly owned subsidiaries, Karalea, Inc., Marthasville Trading Company and Roman Properties, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

      2. Inventories
         -----------

      Inventories consist primarily of grocery items and are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.

      3. Property and Equipment
         ----------------------

      Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are: buildings, 31-39 years and equipment and vehicles, 3 to 10 years. The portion of depreciation expense attributed to product cost is included with cost of goods sold in the statements of operations. This depreciation expense amounted to $521,211, $463,613 and $684,965, for the years ended January 31, 2001, February 2, 2000 and February 3, 1999, respectively.

      The Company capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use. Other computer software maintenance costs related to software development are expensed as incurred. Software development costs are amortized using the straight-line method generally over three to five years after being placed in service. The carrying value of software and development costs at January 31, 2001 and February 2, 2000 were $109,384 and $431,722, respectively.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 2001 and February 2, 2000


   NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      4. Loan Costs
         ----------

      Costs of obtaining financing are being amortized over the term of the related loans.

      5. Advertising Expense
         -------------------

      All advertising costs are expensed in the period incurred. Advertising expense for the years ended January 31, 2001, February 2, 2000 and February 3, 1999 was approximately $1,034,000, $770,000 and $1,553,000, respectively.

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

      8. Fiscal Year
         -----------

      The Company is on a 52/53-week fiscal year ending on the Wednesday nearest January 31. Fiscal year 1999 was a 53-week fiscal year, while fiscal years 2001 and 2000 were 52-week fiscal years.

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

                     January 31, 2001 and February 2, 2000

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

      12.  Reclassifications
           -----------------

      Certain reclassifications have been made to the fiscal 2000 financial statements to conform to the fiscal 2001 presentation.

   NOTE B - LIQUIDITY AND OPERATIONAL MATTERS

     Management believes that internally generated funds and its available credit facilities will provide the Company with sufficient sources of funds to satisfy its anticipated cash requirements in the upcoming fiscal year. In addition, new operating managers are taking steps to implement operating strategies and procedures to improve operating performance. These steps include increased marketing efforts to increase same-store sales and support a new facility scheduled to open early in fiscal 2002; new merchandising initiatives and new prepared food products; strengthened controls on product waste; improvements in manufacturing and distribution efficiencies; and reductions in selling, general and administrative costs.

     At January 31, 2001, the Company had availability under the line of credit of approximately $2.1 million. Availability is determined based on eligible inventory and accounts receivable, adjusted for specified reserves and principal payments on the term note. There are no anticipated major capital expenditure requirements and management believes that, through improved cash flows from operations and strict management of inventory and trade payables, the existing credit facilities will be sufficient to provide cash resources required for operations through fiscal 2002.

     On January 31, 2001, the Company announced its intentions to explore strategic alternatives for the Company's future, which may include, but are not limited to, re-capitalization, business combinations or similar joint venture opportunities, the sale or merger of the Company and other means of enhancing stockholder value. The Company has engaged an investment advisor to assist with these on-going efforts.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 2001 and February 2, 2000


NOTE C - ASSETS HELD FOR SALE

  At February 2, 2000, Assets Held for Sale consisted of the Company's warehouse and distribution facility that was sold in the first quarter of fiscal 2001. The Company leased back a portion of the facility from the purchaser for warehouse purposes. These assets were carried at an estimated net realizable value of $4,500,000. The Company recognized a non-cash impairment loss of $400,000 in the fourth quarter of fiscal 2000 to write down the assets to their estimated net realizable value based on the estimated sales price of the facility less reasonable estimates of additional costs to sell the facility. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

NOTE D - LONG-TERM OBLIGATIONS

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

  The term loan interest rate consists of two components: a cash component that is paid monthly in arrears and a payment in kind ("PIK") component that is paid through the issuance of new promissory notes on a quarterly basis in arrears. The cash interest rate is 12% from December 2, 1999 through December 1, 2000, 13% from December 2, 2000, through December 1, 2001 and 14% from December 2, 2001 through the maturity date of the note. The PIK interest rate is 5% from the period December 2, 1999 through December 1, 2000, 4.5% from December 2, 2000 through December 1, 2001 and 3.5% from December 2, 2001 through the end of the note. The PIK interest will be reduced by 0.5% for the fiscal years 2001 and 2002 if the Company hits certain performance targets. Starting in January of 2000 the Company is required to make principal payments on the first day of each month. From January of 2000 through November of 2000 the Company is required to repay $100,000 a month. From December of 2000 through November of 2001 the Company is required to repay $150,000 a month. From December of 2001 through November of 2002 the Company is required to repay $200,000 a month. The term note matures on November 28, 2002, at which time the remaining unpaid balance is due.

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

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 2001 and February 2, 2000


NOTE D - LONG-TERM OBLIGATIONS - Continued

  Substantially all of the Company's assets are pledged under the Credit Agreement. In addition, the Credit Agreement includes various operational and financial covenants that include, among other things, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") that the Company must achieve and a limitation on the amount of capital expenditures that the Company may spend in any one year. The failure to meet these covenants could result in an acceleration of the maturity date of the loan. As of January 31, 2001, the Company was in default under certain of the financial covenants. Pursuant to an amendment to the Credit Agreement, the lender has agreed to waive the defaults and amend the covenant requirements for fiscal 2002.

  Notes payable at year-end consisted of:

                                                                                    January 31,           February 2,
                                                                                       2001                  2000
                                                                                  --------------        --------------
     Term loan to a financial institution, bearing interest at 17.5%, maturing November 28, 2002. The term loan is collateralized by
       substantially all assets of the Company.                                   $   18,100,000        $   19,300,000

     Revolving credit facility to a financial institution, bearing interest at
       13%, maturing November 28, 2002. The revolving credit facility is
       collateralized by substantially all assets of the Company.                      1,984,145             3,631,860

     PIK note payable to a financial institution, bearing interest at 4.5%
       maturing November 28, 2002.                                                     1,127,760                     -

     Mortgage note payable, bearing interest at 8.5%; interest and principal paid monthly with full payment due January 10, 2012, collateralized by
       land, buildings and improvements with a net book value of $4,500,000.                   -             2,395,192
                                                                                  --------------        --------------
                                                                                      21,211,905            25,327,052
     Capital lease obligations                                                           497,901               617,376
                                                                                  --------------        --------------
                                                                                      21,709,806            25,944,428
     Less current maturities                                                          (2,397,901)           (4,161,827)
                                                                                  --------------        --------------

                                                                                  $   19,311,905        $   21,782,601
                                                                                  ==============        ==============

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 2001 and February 2, 2000


NOTE D - LONG-TERM OBLIGATIONS - Continued

Future maturities of notes payable as of January 31, 2001, are as follows:

             Years ending:
                 2002                                   $  1,900,000
                 2003                                     19,311,905
                                                        ------------
                                                          21,211,905
   Capital lease obligations                                 497,901
                                                        ------------
                                                        $ 21,709,806
                                                        ============

   Capital Lease Obligations
   -------------------------

   The Company leases certain equipment under agreements that are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. The effective interest rate on these leases range from 8% to 12%. Property and equipment includes the following amounts for leases that have been capitalized:
                                                     January 31,    February 2,
                                                        2001          2000
                                                    ------------   ------------

        Equipment                                   $  4,361,312   $  4,092,721
        Accumulated depreciation                      (3,207,470)    (2,450,813)
                                                    ------------   ------------
                                                    $  1,153,842   $  1,641,908
                                                    ============   ============

   Future minimum payments of capital leases as of January 31, 2001, are as follows:

     Year ending 2002                               $    542,269
      Less amount representing interest                  (44,368)
                                                    ------------
       Present value of net minimum lease payments  $    497,901
                                                    ============


NOTE E - COMMITMENTS AND CONTINGENCIES

   Operating Leases
   ----------------

   The Company leases certain facilities and equipment under agreements classified as operating leases. Total rental expense under all operating lease arrangements was approximately $2,900,000, $2,500,000 and $2,215,000 for the years ended January 31, 2001, February 2, 2000 and February 3, 1999, respectively. Terms of the equipment leases range from four to five years and include an option to terminate at the end of two or three years. At the end of the maximum term, the Company has the option to continue renting the equipment or purchase the equipment at fair market value. Following is a summary of approximate future minimum lease payments due under operating lease agreements as of January 31, 2001:

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 2001 and February 2, 2000


  NOTE E - COMMITMENTS AND CONTINGENCIES -- Continued

        Fiscal year ending
               2002                               $  2,487,727
               2003                                  2,312,196
               2004                                  1,227,850
               2005                                  1,034,097
               2006                                    968,267
               Thereafter                            1,887,928
                                                  ------------
                                                  $  9,918,065
                                                  ============
   Claims and Litigation
   ---------------------

   The Company is involved in various claims and litigation that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

  NOTE F - EXTRAORDINARY ITEMS

   Loss on Debt Extinguishment
   ---------------------------

   In connection with the first quarter fiscal 2001 sale of the warehouse and distribution facility, the Company incurred an extraordinary loss of $287,850 on the early repayment of the note due to prepayment fees and the write-off of related deferred financing costs.

   Gain on Debt Extinguishment
   ---------------------------

   During fiscal 2000, the Company negotiated a redemption with the holders of the Company's Series AA Redeemable Convertible Preferred Stock, which had a total redemption value of $11.0 million, and certain warrants that could be exercised to purchase shares of Class A common stock for $2.75 million. In addition, during fiscal 2000, the United States Bankruptcy Court approved a settlement with Boston Chicken, Inc. ("BCI") and Progressive Food Concept, Inc. ("PFCI") pursuant to which the Company paid $4.0 million for the satisfaction of all debt owed to BCI and PFCI, including $15.5 million of convertible debt, and the termination of warrants for the purchase of two million shares of Harry's Class A common stock. As a result of these two transactions the Company had an extraordinary gain of approximately $16.8 million, net of applicable income taxes of $990,000, in fiscal 2000. The effective tax rate on the extraordinary gain was only 5.56% due to the Company utilizing net operating loss carryforwards generated in fiscal 2000 and previous periods to offset income taxes attributable to the extraordinary gain. The net income tax expense of $250,000 for fiscal 2000 arises from alternative minimum tax that is not eligible for offset by net operating loss carryforwards.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 2001 and February 2, 2000


NOTE G - CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

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

NOTE H - NET EARNINGS (LOSS) PER COMMON SHARE

  The following table sets forth the computation of basic and diluted earnings
  (loss) per share.

                                                         January 31,             February 2,            February 3,
                                                           2001                     2000                   1999
                                                      -----------------       -----------------      -----------------
Numerators for basic and diluted net loss per
common share

   Loss applicable to common shareholders before
   extraordinary items                                   $   (4,962,728)         $   (1,208,306)        $   (6,566,577)

   Extraordinary (loss) gain                                   (287,850)             16,845,197                     --
                                                      -----------------       -----------------      -----------------

   Net earnings (loss) applicable to common
   shareholders after extraordinary items                $   (5,250,578)         $   15,636,891         $   (6,566,577)
                                                      =================       =================      =================

Denominator for basic net loss per common share
- weighted average shares outstanding
                                                              6,190,076               6,190,076              6,183,650

   Effect of dilutive options and warrants                           --                      --                     --
                                                      -----------------       -----------------      -----------------

Denominator for diluted net loss per common
share - adjusted weighted average shares
outstanding                                                   6,190,076               6,190,076              6,183,650
                                                      =================       =================      =================

The exchange or exercise of common stock equivalents had no effect on the weighted average shares outstanding or earnings (loss) per share for all years presented because the exercise or exchange would be antidilutive on the earnings
(loss) applicable to common shareholders.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 2001 and February 2, 2000


NOTE I - EMPLOYEE BENEFIT PLANS

 Stock Option Plans
 ------------------

 The Company's board of directors has approved stock option plans that cover up to 675,000 shares of common stock. The plans provide for the expiration of options five to ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted.

 In addition to the stock option plans, the board of directors periodically approve the grant of options to employees and directors. During fiscal 2000, the board of directors approved the grant of 285,000 options. During fiscal 2001, 300,000 options were granted and 21,875 were forfeited. The number of stock options outstanding as of January 31, 2001, February 2, 2000 and February 3, 1999, which were granted outside of the Company's stock option plans was 633,125, 355,000 and 70,000, respectively.

 All stock option transactions for each of the three years in the period ended January 31, 2001, are summarized below:

                                           January 31, 2001       February 2, 2000          February 3, 1999
                                        ---------------------- -----------------------    --------------------
                                                      Weighted                Weighted                Weighted
                                                       Average                 Average                 Average
                                                      Exercise                Exercise                Exercise
                                          Shares      Price       Shares      Price       Shares       Price
                                        ---------- ----------- ----------- ----------- ------------  ---------
       Outstanding, beginning of year      944,830      $2.38      563,940       $3.63      583,475       $4.87
       Granted                             340,000       0.54      476,100        1.07      331,320        2.50
       Exercised                                 -          -            -           -            -           -
       Forfeited                          (187,605)      2.64      (95,210)       3.10     (350,855)       4.63
                                        ----------      -----  -----------     -------     --------      ------
       Outstanding, end of year          1,077,225      $1.76      944,830       $2.38      563,940       $3.63
                                        ==========      =====  ===========     =======     ========      ======

   The following table summarizes information about stock options outstanding at January 31, 2001:

                                         Options Outstanding                           Options Exercisable
                              ---------------------------------------------     --------------------------------
                                                   Weighted
                                                   Average        Weighted                            Weighted
                                  Number            Remaining     Average            Number           Average
            Exercise           Outstanding at     Contractual     Exercise       Exercisable at       Exercise
             Price            January 31, 2001     Life (Years)    Price         January 31, 2001       Price
           -----------        ----------------    -------------   ---------      ----------------    ----------
         Less than $1.00           573,125            6.3            $0.70            259,725             $0.97
            1.00  - 2.00           133,600            6.2             1.09             55,000              1.12
            2.50  - 3.00           274,700            5.0             2.66            274,700              2.66
            3.63  - 4.00            20,000            1.2             3.82             20,000              3.82
                 6.00               95,800            4.6             6.00             95,800              6.00
                                 ---------            ---             ----             ------              ----

                                 1,097,225            5.7            $1.76            705,225             $2.40
                                 =========            ===             ====            =======              ====

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 2001 and February 2, 2000



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

                                                                  January 31,       February 2,      February 3,
                                                                     2001             2000              1999
                                                                ---------------   -------------    -------------
     Net earnings (loss)             As reported                $   (5,250,578)   $  15,636,891    $  (6,566,577)
                                     Pro forma                      (5,466,484)      15,420,707       (6,647,075)

     Basic net earnings (loss)
       per common shares             As reported                $        (0.85)   $        2.53    $       (1.06)
                                     Pro forma                           (0.88)            2.49            (1.07)

     Diluted net earnings            As reported                $        (0.85)   $        2.53    $       (1.06)
       (loss) per common             Pro forma                  $        (0.88)   $        2.49    $       (1.07)

For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

                                                                  January 31,       February 2,      February 3,
                                                                     2001             2000              1999
                                                                ---------------  ---------------    -------------
     Expected volatility                                                92.9%           78.8%             78.5%
     Risk-free interest rate                                             5.4%            6.5%              6.5%
     Expected option life (years)                                        9               9                 2

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 2001 and February 2, 2000



NOTE I - EMPLOYEE BENEFIT PLANS - Continued

 Health Care Plan
 ----------------

 The Company has a fully insured health care plan that covers all employees who elect to participate. Expenses for this plan charged to operations for the years ended January 31, 2001, February 2, 2000 and February 3, 1999, totaled $1,146,286, $1,035,160 and $1,059,140, respectively.

 Qualified Retirement Plan
 -------------------------

 The Company has a qualified retirement plan whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make tax-deferred contributions under Internal Revenue Code
 Section 401(k). The Company's contribution is determined at the discretion of the board of directors. There were no contributions made by the Company during the years ended January 31, 2001, February 2, 2000 or February 3, 1999.

  Stock Purchase Plan
  -------------------

  The Company has an employee stock purchase plan that covers up to 300,000 shares of common stock whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make contributions which are used to purchase shares of the Company's common stock. The purchase price for shares is 85% of the fair market value of common stock at the end of the purchasing cycle. Employees purchased 0, 0 and 7,118 shares under this plan during fiscal 2001, 2000 and 1999, respectively.

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 2001 and February 2, 2000

NOTE J - INCOME TAXES

   The income tax benefit for the year ended February 2, 2000 of $740,000 arose due to the Company being able to recognize current tax benefits to the extent of current tax charges generated from the extraordinary gains.

   The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance summarized as follows:

                                                                                     Estimated deferred
                                                                                     income tax effect
                                                                           ------------------------------------
                                                                             January 31,          February 2,
                                                                                2001                 2000
                                                                           ---------------      ---------------
     Deferred income tax assets
       Net operating loss carryforward                                     $    12,897,000      $     9,285,000
       Inventories                                                                  91,000              111,000
       Impairment losses                                                                 -            2,054,000
       Charitable contributions carryforward                                         6,000                    -
       Accrued liabilities not deductible until paid                               302,000              257,000
       Other                                                                         7,000                7,000
                                                                           ---------------      ---------------
              Gross deferred income tax assets                                  13,303,000           11,714,000
     Deferred income tax asset valuation allowance                             (12,482,000)         (10,731,000)
                                                                           ---------------      ---------------
              Net deferred income tax assets                                       821,000              983,000
     Deferred income tax liabilities
       Property and equipment                                                     (821,000)            (983,000)
                                                                           ---------------      ---------------
                                                                           $             -      $             -
                                                                           ===============      ===============

   At January 31, 2001, the Company had net operating loss carryforwards of approximately $33,500,000 available to reduce future taxable income, which expire as follows:

                                                                   Net
             Fiscal                                             Operating
             Year                                                  Loss
           ---------                                          ------------

             2010                                             $  4,857,000
             2011                                                9,822,000
             2012                                                2,564,000
             2013                                                1,051,000
             2018                                                5,824,000
             2020                                                9,382,000
                                                              ------------

                                                              $ 33,500,000
                                                              ============

                 Harry's Farmers Market, Inc. and Subsidiaries

                     January 31, 2001 and February 2, 2000



NOTE J - INCOME TAXES - Continued

   Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended January 31, 2001, February 2, 2000 and February 3, 1999 are as follows:

                                                          January 31,            February 2,        February 3,
                                                             2001                  2000               1999
                                                       --------------          --------------      ------------
     Income tax benefit at 34%                                 (34.0)%             (34.0)%                (34.0)%
     State taxes, net of Federal income tax effect              (4.5)               (4.5)                  (4.5)
     Other                                                         -                 0.5                      -
     Tax benefit of losses not recognized                       38.5                   -                   38.5
                                                        ------------        ------------          -------------

       Effective tax rate                                          -%               38.0%                     -%
                                                        ============          ==========         ==============

                 HARRY'S FARMERS MARKET, INC. AND SUBSIDIARIES
                                  SCHEDULE II
          CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------
                                                 Balance at                                     Balance at
                                                  Beginning                                      End of
For the year ended  Description                   of Period        Additions      Deductions     Period
-----------------------------------------------------------------------------------------------------------
January 31, 2001    Allowance for doubtful
                    accounts receivable        $     19,155      $          -    $          -  $     19,155

                    Valuation allowance -
                    Deferred tax asset         $ 10,731,000      $  1,751,000    $          -  $ 12,482,000
                                               ============      ============    ============  ============


February 2, 2000    Allowance for doubtful
                    accounts receivable        $      8,118      $     11,037    $          -  $     19,155

                    Valuation allowance -
                    Deferred tax asset         $ 13,713,000      $          -    $  2,982,000  $ 10,731,000
                                                ===========      ============    ============   ===========


February 3, 1999    Allowance for doubtful
                    accounts receivable        $     60,000      $          -    $     51,882  $      8,118

                    Valuation allowance -
                    Deferred tax asset         $ 10,214,000      $  3,499,000    $          -  $ 13,713,000
                                               ============      ============    ============  ============