Form 10-Q
period 2001-05-02
HARRYS FARMERS MARKET INC
filed 2001-06-18
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarterly Period Ended                       Commission File Number:
           May 2, 2001                                       0-21486


                         HARRY'S FARMERS MARKET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Georgia                                                               58-2037452
--------------------------------------------------------------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)


1180 Upper Hembree Road, Roswell, Georgia                                  30076
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code: (770) 667-8878
                                                    ----------------------------


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

           Yes         X                     No ____________________________
               ------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class A Common                            4,139,375
           ----------------------               ----------------------------
                   Class                        Outstanding at June 15, 2001

               Class B Common                            2,050,701
           ----------------------               ----------------------------
                   Class                        Outstanding at June 15, 2001

                        PART I - FINANCIAL INFORMATION



                        ITEM 1.    Financial Statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets

Amounts in thousands                                    (Unaudited)
                                                          May 2,                    January 31,
                                                           2001                        2001
                                                     -----------------          -------------------
ASSETS

CURRENT ASSETS
     Cash (Note F)                                   $             123          $               167
     Accounts receivable, net of allowance                         244                          185
     Inventories                                                 9,038                        8,995
     Prepaid expenses                                              671                          445
     Other current assets                                           50                           50
                                                     -----------------          -------------------

          Total current assets                                  10,126                        9,842
                                                     -----------------          -------------------

PROPERTY AND EQUIPMENT
     Buildings                                                  32,012                       31,858
     Equipment                                                  31,860                       31,631
     Vehicles                                                      185                          185
                                                     -----------------          -------------------
                                                                64,057                       63,674
Accumulated depreciation                                       (37,296)                     (36,429)
                                                     -----------------          -------------------
                                                                26,761                       27,245
Land                                                             7,224                        7,224
                                                     -----------------          -------------------
          Total property and equipment                          33,985                       34,469
                                                     -----------------          -------------------


OTHER ASSETS
     Deposits on equipment                                         275                          283
     Loan costs                                                    680                          712
     Other                                                         236                          246
                                                     -----------------          -------------------
                                                                 1,191                        1,241
                                                     -----------------          -------------------

     Total assets                                    $          45,302          $            45,552
                                                     =================          ===================

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets

Amounts in thousands                                      (Unaudited)
                                                             May 2,                   January  31,
                                                              2001                        2001
                                                       ------------------          ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term obligations       $            2,396          $            2,398
     Accounts payable - trade                                       6,915                       6,341
     Workers' compensation and general liability
      insurance                                                       204                         339
     Accrued payroll and payroll taxes payable                        600                         614
     Sales taxes payable                                              243                         202
     Other accrued liabilities                                        413                         504
                                                       ------------------          ------------------

          Total current liabilities                                10,771                      10,398
                                                       ------------------          ------------------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                   19,535                      19,312
                                                       ------------------          ------------------

OTHER NON-CURRENT LIABILITIES                                         485                         487
                                                       ------------------          ------------------

STOCKHOLDERS' EQUITY
     Common Stock - Class A                                        34,681                      34,681
     Common Stock - Class B                                         3,936                       3,936
     Additional paid-in capital                                     1,257                       1,257
     Accumulated deficit                                          (25,363)                    (24,519)
                                                       ------------------          ------------------
          Total stockholders' equity                               14,511                      15,355
                                                       ------------------          ------------------

          Total liabilities and stockholders' equity   $           45,302          $           45,552
                                                       ==================          ==================

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share date                                For the Thirteen Weeks Ended,
                                                ------------------------------------------------------------------------------------

                                                              May 2, 2001                                May 3, 2000
                                                ---------------------------------------    -----------------------------------------
Net sales                                       $           31,167               100.0%    $           34,912                100.0%
Cost of goods sold                                          21,654                69.5%                24,932                 71.4%
                                                ------------------   ------------------    ------------------    -------------------


Gross profit                                                 9,513                30.5%                 9,980                 28.6%
                                                ------------------   ------------------    ------------------    -------------------

Operating expenses
  Direct store expenses                                      5,538                17.8%                 5,819                 16.7%
  Selling, general & administrative expenses                 3,177                10.2%                 3,297                  9.5%
  Depreciation and other amortization                          881                 2.8%                 1,058                  3.0%
                                                ------------------   ------------------    ------------------    -------------------
Total operating expenses                                     9,596                30.8%                10,174                 29.2%
                                                ------------------   ------------------    ------------------    -------------------

Operating loss                                                 (83)               (0.3)%                 (194)                (0.6)%

Interest expense                                               969                 3.1%                   992                  2.8 %
Other income                                                  (208)               (0.7)%                 (313)                (0.9)%
                                                ------------------   ------------------    ------------------    -------------------


Loss applicable to common shareholders before
    income taxes, accretion of warrants and
    extraordinary loss                                        (844)               (2.7)%                 (873)                (2.5)%

Income tax expense                                               -                   - %                    -                    - %
                                                ------------------   ------------------    ------------------    -------------------

Loss applicable to common shareholders before
    extraordinary loss                                        (844)               (2.7)%                 (873)                (2.5)%


Extraordinary loss                                               -                   - %                 (288)                (0.8)%
                                                ------------------   ------------------    ------------------    -------------------

Net loss applicable to common shareholders      $             (844)               (2.7)%   $           (1,161)                (3.3)%
                                                ==================   ==================    ==================    ===================
Net loss per common share - basic and diluted:

    Loss applicable to common shareholders
     before extraordinary loss                  $            (0.14)                        $            (0.14)

    Extraordinary loss                                       (0.00)                                    ( 0.05)
                                                ------------------                         ------------------
    Net loss applicable to common shareholders  $            (0.14)                        $            (0.19)
                                                ==================                         ==================

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

Amounts in thousands, except per share data                   For the Thirteen Weeks Ended,
                                                     -----------------------------------------------

                                                          May 2, 2001                 May 3, 2000
                                                     -----------------------------------------------
Changes in Cash

Cash flows from operating activities:
     Net loss                                        $             (844)         $           (1,161)
     Adjustments to reconcile net earnings
     to cash provided by operations:
          Depreciation and amortization                             975                       1,186
          Increase in accounts receivables                          (58)                        (14)
          Decrease in other receivable                               (1)                         24
          Decrease (increase) in inventories                        (43)                      1,183
          Increase in prepaid expenses                             (227)                        (93)
          Decrease (increase) in deposits                             8                         (52)
          Increase in loan costs                                    (65)                        (57)
          Increase in other current assets                           (2)                         (9)
          Increase (decrease) in accounts payable                   574                      (1,618)
          Decerease in accrued liabilities                           63                         174
          Decrease in deferred revenue                              --                         (134)
          Extraordinary loss                                        --                          288
                                                     ------------------          ------------------
          Net cash provided by (used in) operating
            activities                                              380                        (283)
                                                     ------------------          ------------------
Cash flows from investing activities:
     Capital expenditures                                          (383)                       (151)
     Proceeds from sale of other assets                             --                        4,500
                                                     ------------------          ------------------
          Net cash (used in) provided by
            investing activities                                   (383)                      4,349
                                                     ------------------          ------------------
Cash flows from financing activities:
     Net proceeds (payments) on revolving credit
       facility                                                     558                      (1,553)
     Principal payments on long-term obligations                   (599)                     (2,874)
                                                     ------------------          ------------------
          Net cash used in financing activities                     (41)                     (4,427)
                                                     ------------------          ------------------

Net decrease in cash                                                (44)                       (361)

Cash at beginning of period                                         167                         432
                                                     ------------------          ------------------

Cash at end of period                                $              123          $               71
                                                     ==================          ==================

                See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 2, 2001


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of May 2, 2001, and the results of operations and cash flows for the thirteen weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended January 31, 2001, included in the Company's Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended May 2, 2001, are not necessarily indicative of the results for the entire 2002 fiscal year.

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

                                                                     May 2, 2001      May 3, 2000
                                                                    ------------------------------
Numerator for basic and diluted net loss per common share:

  Loss applicable to common shareholders before extraordinary
  loss                                                              $        (844)    $       (873)
  Extraordinary loss                                                            -             (288)
                                                                    ------------------------------

  Net loss applicable to common shareholders after extraordinary
  loss                                                              $        (844)    $     (1,161)
                                                                    ==============================

 Denominator for basic and diluted net loss per common share:

  Weighted average shares outstanding                                       6,190            6,190
  Effect of assumed conversion of debt and preferred stock                      -                -
                                                                    ------------------------------

  Weighted average shares outstanding                                       6,190            6,190
                                                                    ==============================

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

NOTE F - LINE OF CREDIT AVAILABILITY

In addition to the cash shown on the balance sheet, the Company had approximately $1.2 million available on its line of credit at May 2, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended May 2, 2001 (the "First Quarter of Fiscal 2002") compared to Thirteen Weeks Ended May 3, 2000 (the "First Quarter of Fiscal 2001").

     Net sales for the First Quarter of Fiscal 2002 were approximately $31.2 million, compared to approximately $34.9 million for the First Quarter of Fiscal 2001. Management believes that the $3.7 million decrease in sales, or approximately 10.6%, was primarily due to an unusually large number of openings of competitive stores near the Company's existing locations, a trend that began during the fourth quarter of Fiscal 2001 but which is not expected to continue, as well as a general economic downturn in the retail sales industry as a whole.

     Gross profits in the First Quarter of Fiscal 2002 were approximately $9.5 million or 30.5% of net sales, compared to approximately $10.0 million or 28.6% of net sales in the First Quarter of Fiscal 2001. The increase in gross profit percentage was largely due to implementation of operating initiatives by management, such as reductions in manufacturing labor costs and the use of internal tools to measure efficencies.

     Direct store expenses decreased to approximately $5.5 million or 17.8% of net sales in the First Quarter of Fiscal 2002 compared to approximately $5.8 million or 16.7% of net sales in the First Quarter of Fiscal 2001. Direct store expenses decreased due to lower wages and salaries and repair and maintenance costs, which were partially offset by increases in utilities and temporary labor expenses. In addition, the Company opened it's sixth Harry's In A Hurry Store in Peachtree City, Georgia on May 17, 2001 and incurred preopening expenses of $0.1 million.

     Selling, general and administrative expenses decreased to approximately $3.2 million or 10.2% of net sales in the First Quarter of Fiscal 2002 compared to approximately $3.3 million or 9.4% of net sales in the First Quarter of Fiscal 2001. Selling, general and administrative expenses decreased due to better management of overtime labor costs and lower bank charges and repair and maintenance costs at the Company's corporate headquarters, although the decrease was partially offset by increases in employee hiring costs, legal expenses and general taxes as well as increases in the allocation of utility costs to the Company's corporate headquarters.

     Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities but not manufacturing (which is included in cost of goods sold), decreased to approximately $0.9 million or 2.8% of net sales during fiscal 2002 from approximately $1.1 million or 3.0% in fiscal 2001. Depreciation and amortization decreased because much of the equipment and leasehold improvements in the Company's older stores, particularly the Cobb megastore and the first two Harry's In A Hurry stores, have now been fully or almost fully depreciated due to their age.

     Interest expense was approximately $1.0 million or 3.1% of net sales in the First Quarter of Fiscal 2002, compared to $1.0 million or 2.8% of net sales in the First Quarter of Fiscal 2001.

     Other income decreased to approximately $0.2 million or 0.7% of net sales during the First Quarter of Fiscal 2002, from approximately $0.3 million or 0.9% of net sales in the First Quarter of Fiscal 2001. The decrease was primarily due to the loss of rental income from the distribution center, which was sold in the First Quarter of

Fiscal 2001. Other income also includes rent from tenants of the Cobb Crossing shopping center, which the Company owns. Rent received during the First Quarter of Fiscal 2002 and the First Quarter of Fiscal 2001 was approximately $0.2 million, excluding rent from the Company's Cobb county megastore, which is also a tenant at the shopping center (all intercompany rent is eliminated in the Company's financial statements.

     For the reasons set forth above, the Company had an operating loss of approximately $0.8 million or (2.7%) of net sales during the First Quarter of Fiscal 2002 compared to an operating loss of approximately $0.9 million or (2.5%) of net sales in the First Quarter of Fiscal 2001.

     For the First Quarters of Fiscal 2002 and 2001, the Company did not record an income tax benefit due to uncertainty of the benefits being recognized. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $33.5 million that may be applied against future earnings.

     During the First Quarter of Fiscal 2001, the Company closed the sale of its distribution facility and repaid approximately $2.5 million on the facility's mortgage. As a result, during the First Quarter of Fiscal 2001, the Company incurred an extraordinary loss of approximately $0.3 million. There have been no extraordinary charges during the First Quarter of Fiscal 2002.

     As a result of the above, the Company had a net loss applicable to common shareholders for the First Quarter of Fiscal 2002 of approximately $0.8 million or $(0.14) per common share - basic and diluted, compared to a loss applicable to common shareholders of approximately $1.2 million or $(0.19) per common share - basic and diluted, during the First Quarter of Fiscal 2001.

Liquidity and Capital Resources

     The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansions.

     As of May 2, 2001, the Company had current assets of approximately $10.1 million and current liabilities of approximately $10.8 million, resulting in a net working capital deficit of approximately $0.7 million. The Company had available approximately $1.2 million as of May 2, 2001 under its revolving credit facility.

     Net cash provided by operating activities for the First Quarter of Fiscal 2002 was approximately $0.4 million, after deducting cash used to pay preopening expenses of $0.1 million relating to the new Harry's In A Hurry store opened in Peachtree City, Georgia. EBITDA, which is defined as earnings (excluding one time nonrecurring charges or income) before interest, taxes, depreciation and amortization, decreased from approximately $1.3 million in the First Quarter of Fiscal 2001 to approximately $1.1 million in First Quarter of Fiscal 2002. Management believes that EBITDA is a measurement commonly used by analysts and investors. Accordingly, this information has been presented to permit a more complete analysis; however, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

     Based on the terms of the Company's credit facility, management currently believes principal and interest payments in fiscal 2002 will be approximately $4.6 million.

     Although no assurances can be given, management believes that if the Company generates EBITDA roughly equal to or more than the $3.1 million of EBITDA generated in fiscal 2001, combined with the availability under its line of credit, the Company will be able to meet its cash requirements for operations and projected capital expenditures through fiscal 2002.

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

Item 2.   Changes in Securities

          There has been no material modification in the instruments defining the rights of shareholders during the First Quarter of Fiscal 2002. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on form 8-K

          A. The Company did not file any reports on Form 8-K during the First Quarter of Fiscal 2002.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HARRY'S FARMERS MARKET, INC.



Dated: June 18, 2001                    By: /s/ Harry A. Blazer
      --------------                        -------------------
                                            HARRY A. BLAZER
                                            Chairman, President and Chief
                                            Executive Officer
                                            (principal executive officer)




Dated: June 18, 2001                    By: /s/ Barbara N. Worrell
      --------------                        ----------------------
                                            BARBARA N. WORRELL
                                            Principal Financial Officer
                                            (principal financial and accounting
                                            officer)