Form 10-Q
period 2001-08-01
HARRYS FARMERS MARKET INC
filed 2001-09-17
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarterly Period Ended                     Commission File Number:
          August 1, 2001                                 0-21486


                         HARRY'S FARMERS MARKET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Georgia                                                               58-2037452
--------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)



1180 Upper Hembree Road, Roswell, Georgia                                  30076
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (770) 667-8878
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

   Yes      X                        No___________
       ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class A Common                              4,139,375
   -------------------                      --------------------
          Class                      Outstanding at September 14, 2001

     Class B Common                              2,050,701
   -------------------                      --------------------
          Class                      Outstanding at September 14, 2001

                        PART I - FINANCIAL INFORMATION


                         ITEM 1. Financial Statements


                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets

Amounts in thousands                                    (Unaudited)
                                                          August 1,                  January 31,
                                                           2001                         2001
                                                       -------------                -------------
ASSETS

CURRENT ASSETS
     Cash (Note F)                                     $          33                $         167
     Accounts receivable, net of allowance                       288                          185
     Inventories                                               9,334                        8,995
     Prepaid expenses                                            560                          445
     Other current assets                                          0                           50
                                                       -------------                -------------

          Total current assets                                10,215                        9,842
                                                       -------------                -------------

PROPERTY AND EQUIPMENT
     Buildings                                                32,101                       31,858
     Equipment                                                32,170                       31,631
     Vehicles                                                    185                          185
                                                       -------------                -------------
                                                              64,456                       63,674
Accumulated depreciation                                     (38,087)                     (36,429)
                                                       -------------                -------------
                                                              26,369                       27,245
Land                                                           7,224                        7,224
                                                       -------------                -------------
          Total property and equipment                        33,593                       34,469
                                                       -------------                -------------

OTHER ASSETS
     Deposits on equipment                                       258                          283
     Loan costs                                                1,190                          712
     Other                                                       197                          246
                                                       -------------                -------------
                                                               1,645                        1,241
                                                       -------------                -------------

     Total assets                                      $      45,453                $      45,552
                                                       =============                =============

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                          Consolidated Balance Sheets

Amounts in thousands                                         (Unaudited)
                                                              August 1,                  January 31,
                                                                2001                        2001
                                                            -------------               -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term obligations             $      2,253                $      2,398
     Accounts payable - trade                                       7,303                       6,341
     Workers' compensation and general liability
      insurance                                                       232                         339
     Accrued payroll and payroll taxes payable                        635                         614
     Sales taxes payable                                              200                         202
     Other accrued liabilities                                      1,274                         504
                                                            -------------               -------------
          Total current liabilities                                11,897                      10,398
                                                            -------------               -------------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                   19,591                      19,312
                                                            -------------               -------------

OTHER NON-CURRENT LIABILITIES                                         395                         487
                                                            -------------               -------------

STOCKHOLDERS' EQUITY
     Common Stock - Class A                                        34,681                      34,681
     Common Stock - Class B                                         3,936                       3,936
     Additional paid-in capital                                     1,257                       1,257
     Accumulated deficit                                          (26,304)                    (24,519)
                                                            -------------               -------------
          Total stockholders' equity                               13,570                      15,355
                                                            -------------               -------------

          Total liabilities and stockholders' equity         $     45,453                $     45,552
                                                            =============               =============

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

Amounts in thousands, except per share data                           For the Thirteen Weeks Ended,
                                                    -----------------------------------------------------------------

                                                            August 1, 2001                     August 2, 2000
                                                    -------------------------------    ------------------------------
Net sales                                             $    33,266             100.0%     $    35,277            100.0%
Cost of goods sold                                         23,416              70.4           25,245             71.6
                                                    -------------     -------------    -------------    -------------

Gross profit                                                9,850              29.6           10,032             28.4
                                                    -------------     -------------    -------------    -------------

Operating expenses
     Direct store expenses                                  5,755              17.3            5,979             16.9
     Selling, general & administrative expenses             3,442              10.3            3,440              9.8
     Depreciation and other amortization                      882               2.7            1,005              2.8
                                                    -------------     -------------    -------------    -------------
Total operating expenses                                   10,079              30.3           10,424             29.5
                                                    -------------     -------------    -------------    -------------

Operating income (loss)                                      (229)             (0.7)            (392)           ( 1.1)

Interest expense                                             (954)             (2.9)            (949)            (2.7)
Other income                                                  242               0.7              200              0.6
                                                    -------------     -------------    -------------    -------------

Loss applicable to common shareholders before
     income taxes                                            (941)             (2.9)          (1,141)            (3.2)

Income tax expense                                              -                 -                -                -
                                                    -------------     -------------    -------------    -------------

Net loss applicable to common shareholders            $      (941)             (2.9)%    $    (1,141)            (3.2) %
                                                    =============     =============    =============    =============
Net loss per common share - Basic and Diluted         $     (0.15)                       $     (0.18)
                                                    =============                      =============

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)


Amounts in thousands, except per share data                               For the Twenty-Six Weeks Ended,
                                                       ----------------------------------------------------------------------

                                                               August 1, 2001                         August 2, 2000
                                                       --------------------------------       -------------------------------
Net sales                                              $       64,433             100.0 %      $      70,188            100.0 %
Cost of goods sold                                             45,070              69.9               50,176             71.5
                                                       --------------    --------------        -------------     ------------

Gross profit                                                   19,363              30.1               20,012             28.5
                                                       --------------    --------------        -------------     ------------

Operating expenses
     Direct store expenses                                     11,293              17.5               11,797             16.8
     Selling, general & administrative expenses                 6,619              10.3                6,737              9.6
     Depreciation and other amortization                        1,763               2.7                2,064              2.9
                                                       --------------    --------------        -------------     ------------
Total operating expenses                                       19,675              30.5               20,598             29.3
                                                       --------------    --------------        -------------     ------------

Operating loss                                                   (312)             (0.5)                (586)            (0.8)

Interest expense                                               (1,923)             (3.0)              (1,940)            (2.8)
Other income                                                      450               0.7                  513               .7
                                                       --------------    --------------        -------------     ------------

Loss applicable to common shareholders before
     income taxes and extraordinary items
                                                               (1,785)             (2.8)              (2,013)            (2.9)

Income tax expense                                                  -                 -                    -                -
                                                       --------------    --------------        -------------     ------------

Loss applicable to common shareholders before
     extraordinary items                                       (1,785)             (2.8)              (2,013)            (2.9)

Extraordinary loss                                                  -                 -                 (288)            (0.4)
                                                       --------------    --------------        -------------     ------------

Net loss applicable to common shareholders             $       (1,785)             (2.8) %     $      (2,301)            (3.3) %
                                                       ==============    ==============        =============     ============
Net loss per common share - Basic and Diluted          $        (0.29)                         $       (0.37)
                                                       ==============                          =============
Loss applicable to common shareholders before
     extraordinary items                               $       ($0.29)                         $      ($0.32)
Extraordinary loss                                                  -                                 ($0.05)
                                                       --------------                          -------------
Net loss applicable to common shareholders             $        (0.29)                         $      ($0.37)
                                                       ==============                          =============

                See accompanying notes to financial statements

                 Harry's Farmers Market, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

Amounts in thousands, except per share data                                             For the Twenty-Six Weeks Ended,
                                                                                  --------------------------------------------

                                                                                    August 1, 2001             August 2, 2000
                                                                                  --------------------------------------------
Changes in Cash

Cash flows from operating activities:
          Net loss                                                                $          (1,785)       $          (2,302)
          Adjustments to reconcile net earnings
          To cash provided by operations:
                    Depreciation and amortization                                             1,941                    2,312

                    Gain (loss) on sale of assets                                               (32)                       -
                    Increase in accounts receivables                                            (39)                     (86)
                    (Increase) decrease in other receivables                                    (14)                      26
                    (Increase) decrease in inventories                                         (339)                   1,257
                    Increase in prepaid expenses                                               (116)                    (302)
                    Decrease (increase) in deposits                                              25                      (52)
                    Increase in loan costs                                                     (672)                     (58)
                    (Increase) Decrease in other current assets                                  27                     (33)
                    Increase (decrease) in accounts payable                                     962                   (1,644)
                    Increase in accrued liabilities                                           1,169                      680
                    Decrease in deferred revenue                                                  -                     (134)
                    Extraordinary loss                                                            -                      288
                                                                                  -----------------        -----------------
                    Net cash provided by (used in) operating activities                       1,127                      (48)
                                                                                  -----------------        -----------------

Cash flows from investing activities:
          Capital expenditures, including capitalized interest                                 (887)                    (310)
          Proceeds from sale of other assets                                                     70                    4,500
                                                                                  -----------------        -----------------
                    Net cash provided by (used in) investing activities                        (817)                   4,190
                                                                                  -----------------        -----------------

Cash flows from financing activities:
          Net proceeds (payments) on revolving credit facility                                  712                   (1,076)
          Principal payments on long-term obligations                                        (1,156)                  (3,274)
                                                                                  -----------------        -----------------
                    Net cash provided by (used in) financing activities                        (444)                  (4,350)
                                                                                  -----------------        -----------------

Net decrease in cash                                                                           (134)                    (208)

Cash at beginning of period                                                                     167                      432
                                                                                  -----------------        -----------------

Cash at end of period                                                             $              33        $             224
                                                                                  =================        =================
[Supplemental Schedule of Noncash Investing and Financing
   Activities:  Does this have to be included even though it's 0?]

          Capital leases                                                          $               -        $               -
                                                                                  =================        =================

                See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                                August 1, 2001


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of August 1, 2001, and the results of operations and cash flows for the twenty-six weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 31, 2001 included in the Company's Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended August 1, 2001 are not necessarily indicative of the results for the entire 2002 fiscal year.

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


For the thirteen weeks ended:

                                                           August 1, 2001    August 2, 2000
                                                           --------------    --------------
Numerator for basic loss per common share                  $         (941)   $       (1,141)
                                                           ==============    ==============

Denominator for basic loss per common share - weighted
 average shares outstanding                                         6,190             6,190
Effect of assumed conversion of debt and preferred stock                -                 -
                                                           --------------    --------------

Denominator for diluted loss per common share - adjusted
 weighted average shares outstanding                                6,190             6,190
                                                           ==============    ==============

Basic loss per share                                       $        (0.15)   $        (0.18)
                                                           ==============    ==============
Diluted net loss per share                                 $        (0.15)   $        (0.18)
                                                           ==============    ==============

For the twenty-six weeks ended:
                                                                      August 1, 2001                August 2, 2000
                                                                      --------------                --------------
Numerator for basic and diluted net loss per common  share

     Loss applicable to common shareholders before
         extraordinary items                                          $       (1,785)               $       (2,013)
     Extraordinary loss                                                            -                          (288)
                                                                      --------------                --------------

     Net loss applicable to common shareholders
         after extraordinary items                                    $       (1,785)               $       (2,301)
                                                                      ==============                ==============

Denominator for basic net loss per common share-
 weighted average shares outstanding                                           6,190                         6,190

     Effect of dilutive options and warrants                                       -                             -
                                                                      --------------                --------------
Denominator for diluted net loss per common share -
 adjusted weighted average shares outstanding                                  6,190                         6,190
                                                                      ==============                ==============

Loss applicable to common shareholders before
     extraordinary items                                              $        (0.29)               $        (0.32)

Extraordinary loss                                                                 -                $        (0.05)
                                                                      --------------                --------------

     Net loss applicable to common shareholders                       $        (0.29)               $        (0.37)
                                                                      ==============                ==============

NOTE D - CLAIMS AND LITIGATION

The Company is involved in various claims and litigation, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to current outstanding actions will not materially affect the financial position of the Company.


NOTE E - EXTRAORDINARY LOSS

On March 16, 2000, the Company sold its distribution facility and repaid the remaining $2,458,237 outstanding on the facility's mortgage. The Company incurred an extraordinary loss of $287,850 on the early repayment of the note relating to prepayment fees and the write-off of deferred financing costs.

NOTE F - LINE OF CREDIT AVAILABILITY

In addition to the cash shown on the balance sheet, the Company had approximately $1.1 million available on its line of credit at August 1, 2001.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended August 1, 2001 (the "Second Quarter of Fiscal 2002") compared to Thirteen Weeks Ended August 2, 2000 (the "Second Quarter of Fiscal 2001").

     Net sales for the Second Quarter of Fiscal 2002 were approximately $33.3 million, compared to net sales of approximately $35.3 million for the Second Quarter of Fiscal 2001. The sales decrease of $2.0 million or approximately 6%, was due to increased competition in the Atlanta area in general, and, in particular, the opening of competitive stores near two of the Harry's In A Hurry locations.

     Gross profits in the Second Quarter of Fiscal 2002 decreased to approximately $9.9 million or 29.6% of net sales, compared to approximately $10.0 million or 28.4% of net sales in the Second Quarter of Fiscal 2001. The decrease in gross profit dollars was due to lower gross sales. Gross profits as a percentage of sales actually increased 1.2% for the Second Quarter of Fiscal 2002 compared to Second Quarter of Fiscal 2001 as a result of improved efficiencies in the Company's operations.

     Direct store expenses decreased to approximately $5.8 million or 17.3 % of net sales in the Second Quarter of Fiscal 2002 compared to approximately $6.0 million or 16.9% of net sales in the Second Quarter of Fiscal 2001. Although the Company incurred preopening expenses in connection with the opening of its new store in Peachtree City, this increase was offset by decreases in wages and salaries and repairs and maintenance costs.

     Selling, general and administrative expenses for the Second Quarter of Fiscal 2002 remained relatively unchanged at $3.4 million or 10.3% of sales compared to 9.8% of sales in the Second Quarter of Fiscal 2001. The slight increase was caused by increased advertising expenses to enhance sales in light of the growing competition and the Company's new location in Peachtree City.

     Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities but excludes the manufacturing facilities (which are included in cost of goods sold), was $0.9 million or 2.7% of sales for the Second Quarter of Fiscal 2002 compared to $1.0 million or 2.8% of sales for the Second Quarter of Fiscal 2001. Increases in depreciation expense due to new property additions were offset by assets becoming fully depreciated and accordingly not having any depreciation expense associated with them in the current period.

     Due to the reasons set forth above, the Company had an operating loss of approximately $0.2 million or (0.7%) of net sales during the Second Quarter of Fiscal 2002 compared to an operating loss of approximately $0.4 million or (1.1%) of net sales in the Second Quarter of Fiscal 2001.

     Interest expense in the Second Quarter of Fiscal 2002 was relatively unchanged at approximately $1.0 million or 2.9% of net sales compared to approximately $0.9 million or 2.7% of net sales during the Second Quarter of Fiscal 2001.

     For the Second Quarters of Fiscal 2002 and 2001 no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $33.5 million as of the end of the Second Quarter of Fiscal 2002 that may be applied against future earnings.

     As a result of the above, the Company had a net loss applicable to common shareholders for the Second Quarter of Fiscal 2002 of approximately $(0.9) million or $(0.15) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(1.1) million or $(0.18) per common share - Basic, during the Second Quarter of Fiscal 2001.


Twenty-Six Weeks Ended August 1, 2001 (the "First Half of Fiscal 2002") compared to Twenty-Six Weeks Ended August 2, 2000 (the "First Half of Fiscal 2001").

     Net sales for the First Half of Fiscal 2002 were approximately $64.4 million compared to approximately $70.2 million for the First Half of Fiscal 2001. The sales decrease of $5.8 million or approximately 8.0%, was due to increased competition in the Atlanta area in general. In addition, competitive stores opened near two of the existing Harry's In A Hurry locations and the supermarket industry as a whole experienced a general economic downturn.

     Gross profits in the First Half of Fiscal 2002 decreased to approximately $19.4 million or 30.1% of net sales, compared to approximately $20.0 million or 28.5% of net sales in the First Half of Fiscal 2002. The decrease in gross profit dollars was largely due to decreases in overall sales. Gross profits as a percentage of sales actually increased 1.6% for the First Half of Fiscal 2002 compared to First Half of Fiscal 2001 due to reduction manufacturing labor costs and the use of internal tools to measure efficiencies.

     Direct store expenses decreased to approximately $11.3 million or 17.5% of net sales in the First Half of Fiscal 2002 compared to approximately $11.8 million or 16.8% of net sales in the First Half of Fiscal 2001. This decrease is primarily due to lower labor costs and repairs and maintenance costs.

     Selling, general and administrative expenses for the First Half of Fiscal 2002 remained relatively unchanged at approximately $6.6 million or 10.3% of sales compared to approximately $6.7 million or 9.6% of sales in the First Half of Fiscal 2001.

     Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) was approximately $1.8 million or 2.7 % of sales for the First Half of Fiscal 2002 compared to approximately $2.1 million or 2.9% of sales for the First Half of Fiscal 2001. Increases in depreciation expense due to new property additions were offset by assets becoming fully depreciated and accordingly not having any depreciation expense associated with them in the current period.

     Due to the reasons set forth above, the Company had an operating loss of approximately $(0.3) million or (0.4)% of net sales during the First Half of 2002 compared to an operating loss of approximately $(0.6) million or (0.8)% of net sales in the First Half of Fiscal 2001.

     Interest expense was approximately the same at $1.9 million or 3.0% of net sales in the First Half of Fiscal 2002, or 2.8% of net sales in the First Half of Fiscal 2001.

     Other income was approximately the same at approximately $0.5 million or 0.7% of net sales during the First Half of Fiscal 2002, or 0.7 % of net sales in the First Half of Fiscal 2001.

     For the First Half of Fiscal 2002 and 2001 no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $33.5 million as of the end of the First Half of Fiscal 2002 that may be applied against future earnings.

     On March 16, 2000, the Company closed the sale of its distribution facility and repaid the remaining $2,458,237 outstanding on the facility's mortgage. The Company incurred an extraordinary loss of $287,850 on the early repayment of the note relating to prepayment fees and the write-off of deferred financing costs.

     As a result of the above, the Company had a net loss applicable to common shareholders for the First Half of Fiscal 2002 of approximately $(1.8) million or $(0.29) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(2.3) million or $(0.37) per common share - Basic, during the First Half of Fiscal 2001.

Liquidity and Capital Resources

     The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansions.

     As of August 1, 2001, the Company had current assets of approximately $10.2 million and current liabilities of approximately $11.9 million, resulting in a net working capital deficit of $1.7 million. The Company had approximately $1.1 million as of August 1, 2001 available under its revolving credit facility.

     Net cash from operating activities for the First Half of Fiscal 2002 was approximately $1.1 million. EBITDA, which is defined as earnings (excluding one time nonrecurring charges or income) before interest, taxes, depreciation and amortization, decreased from approximately $2.2 million in the First Half of Fiscal 2001 to approximately $2.1 million in First Half of Fiscal 2002. Management believes that EBITDA is a measurement commonly used by analysts and investors. Accordingly, this information has been presented to permit a more complete analysis; however, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Management believes that this small decrease in EBITDA is due primarily to decreased overall sales.

     Based on the terms of the Company's credit facility, management currently believes principal and interest payments in fiscal 2002 will be approximately $4.2 million.

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

Recent Events

     On August 9, 2001, the Company announced that it had entered into an agreement to sell its three megastores and support facilities to Whole Foods Market Group, Inc. for approximately $35 million in cash. Approximately $23 million of the proceeds will be used to pay off and retire the Company's credit facility with Back Bay Capital and pay transaction fees. Included in the sale are all assets relating to the Alpharetta, Cobb and Gwinnett megastores, including but not limited to the real estate, the Harry's Farmers Market name, distribution center, commissary kitchen, bakery and office facilities. The six "Harry's in a Hurry" food stores are not included in the transaction. The Company retains the use of the "Harry's in a Hurry" name through a license from Whole Foods along with the right to operate and grow these stores in the United States.

     The transaction is expected to close in November and is subject to approval of the Company's shareholders and other customary closing conditions. As a condition of the transaction, Harry Blazer, Chairman and CEO of Harry's Farmers Market, Inc., whose shares represent over 80 percent of the total shareholder votes, has agreed to vote for this transaction.

     The Company intends to make a distribution to its shareholders as of a record date to be announced in the future and in an amount to be determined by the Company's Board of Directors. A portion of the proceeds from the sale will be escrowed to deal with potential liabilities connected with the transaction. The balance of the funds will be used for expenses involved with the ongoing operations of the Hurry stores and to optimize opportunities related to those stores.

     The Company is continuing to evaluate its strategic alternatives with respect to the Harry's in a Hurry stores. The Company noted that its business model would be significantly revised in light of the sale of the three megastores to Whole Foods Market and that the results of operations following the sale would be materially different than the financial performance of the Company prior to the sale.


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

Item 2.  Changes in Securities

         There been no material modification in the instruments defining the rights of shareholders during the Second Quarter of Fiscal 2002. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

          A.  Exhibits:  None


          B. During the second quarter of Fiscal 2002, the Company filed a report on Form 8-K dated August 11, 2001.

               Item 5. Other Events - Announcing asset sale to Whole Foods Market Group, Inc.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HARRY'S FARMERS MARKET, INC.


Dated: September 14, 2001            By: /s/ HARRY A. BLAZER
                                         ---------------------------------
                                             Harry A. Blazer
                                             Chairman, President and
                                             Chief Executive Officer
                                             (principal executive officer)



Dated: September 14, 2001            By: /s/ BARBARA WORRELL
                                         ---------------------------------
                                             Barbara Worrell
                                             Treasurer and Secretary
                                             (principal financial and
                                             accounting officer)