Form 10-Q
period 2001-10-31
HURRY INC
filed 2001-12-18
CIK 899755

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarterly Period Ended                  Commission File Number:
          October 31, 2001                              0-21486


                                  HURRY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Georgia                                                              58-2037452
-------------------------------------------------------------------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                           Identification No.)



3804 Roswell Road, Atlanta, Georgia                                      30348
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  678-393-1294
                                                     ------------

 Harry's Farmers Market, Inc., 1180 Upper Hembree Road, Roswell, Georgia 30076
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes      X                                No
            -----------                              -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class A Common                                 4,670,000
      ----------------------------             --------------------------------
               Class                           Outstanding at December 17, 2001

           Class B Common                                 2,050,701
      ----------------------------             --------------------------------
               Class                           Outstanding at December 17, 2001

                         PART I - FINANCIAL INFORMATION



                         ITEM 1. Financial Statements

                          Hurry, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                            (Unaudited)
                                                 October 31,   January 31
                                                    2001          2001
                                                ------------   ----------
ASSETS

CURRENT ASSETS
     Cash                                          $ 6,235     $    167
     Accounts receivable, net of allowance             261          185
     Inventories                                       743        8,995
     Prepaid expenses                                1,193          445
     Other current assets                                -           50
     Escrow                                          1,000            -
                                                   -------     --------

          Total current assets                       9,432        9,842
                                                   -------     --------

PROPERTY AND EQUIPMENT
     Buildings                                       5,179       31,858
     Equipment                                       3,404       31,631
     Vehicles                                            -          185
                                                   -------     --------
                                                     8,583       63,674
Accumulated depreciation                            (4,381)     (36,429)
                                                   -------     --------
                                                     4,202       27,245
Land                                                     -        7,224
                                                   -------     --------
                                                     4,202       34,469
Allowance for Impairment Loss                       (3,552)           -
                                                   -------     --------
          Total property and equipment                 650       34,469
                                                   -------     --------

OTHER ASSETS
     Deposits on equipment
     Loan costs                                        352          283
     Other                                               -          712
                                                        39          246
                                                   -------     --------
                                                       391        1,241
                                                   -------     --------

     Total assets                                  $10,473     $ 45,552
                                                   =======     ========



                 See accompanying notes to financial statements

                          Hurry, Inc. and Subsidiaries

                          Consolidated Balance Sheets


Amounts in thousands                                            (Unaudited)
                                                                 October 31,                January 31,
                                                                    2001                       2001
                                                                ------------                -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term obligations                  $    277                    $  2,398
     Accounts payable - trade                                          658                       6,341
     Workers' compensation and general liability
      insurance                                                         52                         339
     Accrued payroll and payroll taxes payable                          88                         614
     Sales taxes payable                                                 2                         202
     Other accrued liabilities                                       2,595                         504
                                                                  --------                    --------
          Total current liabilities                                  3,672                      10,398
                                                                  --------                    --------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                        36                      19,312
                                                                  --------                    --------

OTHER NON-CURRENT LIABILITIES                                          389                         487
                                                                  --------                    --------

STOCKHOLDERS' EQUITY
     Common Stock - Class A                                         34,681                      34,681
     Common Stock - Class B                                          3,936                       3,936
     Additional Paid-in Capital                                      1,622                       1,257
     Accumulated deficit                                           (33,863)                    (24,519)
                                                                  --------                    --------
          Total stockholders' equity                                 6,376                      15,355
                                                                  --------                    --------

          Total liabilities and stockholders' equity              $ 10,473                    $ 45,552
                                                                  ========                    ========



                 See accompanying notes to financial statements

                          Hurry, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)



Amounts in thousands, except per share data                   For the Thirteen Weeks Ended,
                                                   ---------------------------------------------------------
                                                       October 31, 2001              November 1, 2000
                                                   -------------------------    ----------------------------
Net sales                                          $29,092          100.0 %      $32,432             100.0 %
Cost of goods sold                                  21,368           73.4         23,420              72.2
                                                   -------       --------       --------         ---------


Gross profit                                         7,724           26.6          9,012              27.8
                                                   -------       --------       --------         ---------

Operating expenses
     Direct store expenses                           5,432           18.7          5,588              17.2
     Selling, general & administrative expenses      3,956           13.6          3,307              10.2
     Depreciation and other amortization               917            3.2            961               2.9
     Impairment loss                                 5,202           17.9              -                 -
                                                   -------       --------       --------         ---------
Total operating expenses                            15,507           53.3          9,856              30.3
                                                   -------       --------       --------         ---------

Operating loss                                      (7,783)         (26.7)          (844)             (2.6)

Other income (expense)
     Interest expense                               (1,224)          (4.2)          (916)             (2.8)
     Gain on sale of  assets                         1,221            4.2              -                 -
     Other income                                      227            0.8            249               0.8
                                                   -------       --------       --------         ---------

Loss applicable to common shareholders before       (7,559)         (25.9)        (1,511)             (4.5)
 income taxes
Income tax benefit (expense)                             -              -             95               0.2
                                                   -------       --------       --------         ---------
Loss applicable to common shareholders before
 extraordinary loss                                 (7,559)         (25.9)        (1,416)             (4.3)


Extraordinary loss                                       -              -              -                 -
                                                   -------       --------       --------         ---------

Net loss applicable to common shareholders         $(7,559)         (25.9) %     $(1,416)             (4.3) %
                                                   ========       ========      ========           =======
Net loss per common share -
        Basic and diluted:

     Loss applicable to common shareholder
          before extraordinary items                $(1.20)                       $(0.23)

     Extraordinary loss                                  -                             -
                                                   =======                      ========
     Net loss applicable to common shareholders     $(1.20)                       $(0.23)
                                                   =======                      ========

                 See accompanying notes to financial statements

                          Hurry, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)



Amounts in thousands, except per share data                                 For  the Thirty-Nine Weeks Ended,
                                                ----------------------------------------------------------------------------
                                                            October 31, 2001                         November 1, 2000
                                                -----------------------------------      -----------------------------------



Net sales                                            $93,525               100.0 %           $102,620                 100.0 %
Cost of goods sold                                    66,438                71.0               73,596                  71.5
                                                ------------         ------------        ------------          -------------

Gross profit                                          27,087                29.0               29,024                  28.5
                                                ------------         ------------        ------------          --------------

Operating expenses
     Direct store expenses                            16,725                17.9               17,385                  16.8
     Selling, general & administrative expenses       10,575                11.3               10,044                   9.6
     Depreciation and other amortization               2,680                 2.9                3,025                   2.9
     Impairment loss                                   5,202                 5.5                    -                     -
                                                ------------         -----------         ------------          ------------
Total operating expenses                              35,182                37.6               30,454                  29.3
                                                ------------         -----------         ------------          ------------

Operating loss                                        (8,095)               (8.6)              (1,430)                 (0.8)

Other income (expense)
     Interest expense                                 (3,147)               (3.4)              (2,857)                 (2.8)
     Gain on sale of assets                            1,253                 1.3                    -                     -
     Other income                                        645                 0.7                  762                   0.7
                                                ------------         -----------         ------------          ------------

Loss applicable to common shareholders
     Before income taxes and
      Extraordinary items                             (9,344)              (10.0)              (3,525)                 (2.9)

Income tax benefit (expense)                               -                   -                   95                     -
                                                ------------         -----------         ------------          ------------

Loss applicable to common shareholders before
 extraordinary loss                                   (9,344)              (10.0)              (3,430)                 (2.9)


Extraordinary loss                                         -                   -                 (288)                 (0.4)
                                                ------------         -----------         ------------          ------------


Net loss applicable to common shareholders           $(9,344)              (10.0) %          $ (3,718)                 (3.3)
                                                ============         ===========         ============          ============

Net loss per common share -
     Basic and diluted:

Loss applicable to common shareholders
     before extraordinary items                      $ (1.50)                                $  (0.55)

Extraordinary loss                                         -                                     (.05)
                                                ------------                             ------------
Net loss applicable to common shareholders           $ (1.50)                                $  (0.60)
                                                ============                             ============



                 See accompanying notes to financial statements

                         Hurry, Inc. and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                    Thirty-nine weeks ended October 31, 2001

Amounts in thousands
                                 Common   Common   Additional
                                  stock    stock    paid-in    Accumulated    Total
                                 Class A  Class B   capital      deficit      equity
                                 -------  -------  ----------  ------------  --------
Balance, January 31, 2001        $34,681   $3,936      $1,257     $(24,519)  $15,355

Exercise of stock options              -        -         365            -       365

Net loss                               -        -           -       (9,344)   (9,344)
                                 -------  -------      ------     --------   -------

Balance, October 31, 2001        $34,681   $3,936      $1,622     $(33,863)  $ 6,376


                          Hurry, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


Amounts in thousands, except per share data                  For the Thirty-nine Weeks Ended,
                                                        -----------------------------------------
                                                          October 31, 2001      November 1, 2000
                                                        -----------------------------------------

Changes in Cash

Cash flows from operating activities:
     Net loss                                                  $ (9,344)               $(3,718)
     Adjustments to reconcile net loss
     To cash provided by operations:
          Depreciation and amortization                           3,358                  3,412
          Impairment loss                                         5,202                      -
          Gain on sale of assets                                 (1,253)                   (31)
          Extraordinary loss                                          -                    288
          Changes in assets and liabilities, net of
            effect from sale of certain assets:
          Increase in accounts receivables                          (52)                   (18)
          Decrease in inventories                                 2,044                    441
          Increase in escrow                                     (1,000)                     -
          Increase in prepaid expenses                             (833)                   (33)
          Increase in deposits                                       69                   (278)
          (Increase) Decrease in other assets                        50                   (131)
          Decrease in accounts payable                           (2,443)                   (91)
          Increase in accrued liabilities                            18                    428
          Decrease in deferred revenue                                -                   (134)
                                                       ----------------        ---------------
          Net cash provided by (used in) operating
            activities                                           (4,184)                   135
                                                       ----------------        ---------------

Cash flows from investing activities:
     Capital expenditures, including capitalized
      interest                                                   (1,116)                  (393)
     Proceeds from sale of assets                                32,511                  4,531
                                                       ----------------        ---------------
          Net cash provided by investing
           activities                                            31,395                  4,138
                                                       ----------------        ---------------

Cash flows from financing activities:
     Net Payments on revolving credit facility                        -                   (621)
     Proceeds from exercise of stock options                        254                      -
     Principal payments on long-term obligations                (21,397)                (3,656)
                                                       ----------------        ---------------
          Net cash used in financing activities                 (21,143)                (4,277)
                                                       ----------------        ---------------

Net decrease in cash                                              6,068                     (4)

Cash at beginning of period                                         167                    432
                                                       ----------------        ---------------

Cash at end of period                                          $  6,235                $   428
                                                       ================        ===============

                 See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                                October 31, 2001


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of October 31, 2001, and the results of operations and cash flows for the thirty-nine weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 31, 2001, included in the Company's Annual Report on Form 10-K filed by the Company.

Due to the seasonal nature of the Company's business, the results for the quarter ended October 31, 2001, are not necessarily indicative of the results for the entire 2002 fiscal year.

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

For the thirteen weeks ended:

                                                                       October 31,               November 1,
                                                                          2001                      2000
                                                                       ----------                ----------
Numerator for basic loss per common share                               $(7,559)                  $(1,416)
                                                                        =======                   =======

Denominator for diluted loss per common share - adjusted
 weighted average shares outstanding                                      6,279                     6,190
                                                                        =======                   =======
Basic loss per share                                                    $ (1.20)                  $ (0.23)
                                                                        =======                   =======
Diluted net loss per share                                              $ (1.20)                  $ (0.23)
                                                                        =======                   =======

For the thirty-nine weeks ended:

                                                                   October 31,                       November 1,
                                                                      2001                              2000
                                                                   -----------                       ----------
Numerator for basic loss per common share                            $(9,344)                          $(3,718)
                                                                     =======                           =======

Denominator for diluted net loss per common share adjusted
 weighted average shares outstanding                                   6,220                             6,190
                                                                     =======                           =======

Basic net loss per share                                             $ (1.50)                          $ (0.60)
                                                                     =======                           =======
Diluted net income (loss) per share                                  $ (1.50)                          $ (0.60)
                                                                     =======                           =======

NOTE D - CLAIMS AND LITIGATION

The Company is involved in various claims and litigation, which arise in the ordinary course of business. However, in the opinion of management, given the current operating level of the Company, there can be no assurance that the amount of ultimate liability with respect to current outstanding actions will not materially affect the overall financial position of the Company.

NOTE E - OTHER

On October 31, 2001, the Company sold its three mega stores, bakery and prepared foods facilities and related assets to Whole Foods Market Group Inc for $35.0 million. This transaction resulted in a gain on the sale of assets in the amount of $1.2 million.

NOTE F - IMPAIRMENT LOSS

The Company has recorded a non-cash impairment loss on the remaining fixed assets of the Company consisting of a writedown of the book value of fixed assets of approximately $3.6 million to their estimated net realizable value and $1.6 million of additional costs anticipated to dispose of these assets.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended October 31, 2001 (the "Third Quarter of Fiscal 2002") compared to Thirteen Weeks Ended November 1, 2000 (the "Third Quarter of Fiscal 2001").

     Net sales for the Third Quarter of Fiscal 2002 were approximately $29.1 million, compared to net sales of approximately $32.4 million for the Third Quarter of Fiscal 2001. The sales decrease of $3.3 million, or 10.2%, was due primarily to increased competition and the closing of the Harry's In A Hurry store in Dunwoody, as well as the general economic down turn in retail sales and the grocery industry.

     Gross profits in the Third Quarter of Fiscal 2002 decreased to approximately $7.7 million, or 26.6% of net sales, compared to approximately $9.0 million, or 27.8% of net sales in the Third Quarter of Fiscal 2001. The decrease in gross profit dollars was due primarily to an effort to reduce slow moving inventory in anticipation of the sale of the megastores to Whole Foods Market Group, Inc. at the end of the quarter.

     Direct store expenses decreased in dollars to approximately $5.4 million, or 18.7% of net sales in the Third Quarter of Fiscal 2002, compared to approximately $5.6 million, or 17.2% of net sales in the Third Quarter of Fiscal 2001.

     Selling, general and administrative expenses for the Third Quarter of Fiscal 2002 increased to approximately $4.0 million, or 13.6% of net sales, compared to approximately $3.3 million, or 10.2% of net sales in the Third Quarter of Fiscal 2001. The increase in selling, general and administrative expenses was primarily due to an accrual of approximately $0.8 million for consulting, legal and related expenses in connection with the transaction with Whole Foods Market Group, Inc. and the Company's continuing efforts to seek strategic alternatives regarding the Harry's In A Hurry stores.

     Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) was approximately $0.9 million, or 3.0% of net sales for the Third Quarter of Fiscal 2002, compared to approximately $1.0 million, or 3.0% of net sales for the Third Quarter of Fiscal 2001. The slight decrease in depreciation expense is due to new property additions were offset by assets becoming fully depreciated and accordingly not having any depreciation expense associated with them in the current period.

     In January 2001, the Board of Directors announced that they would begin to seek strategic alternatives for the Company, which may include, but are not limited to, recapitalization, business combinations or similar joint venture opportunities, the possible sale or merger of the Company and other means of enhancing stockholder value. On October 31, 2001, the Company sold the three mega stores, bakery and prepared food facilities and related assets to Whole Foods Market Group, Inc. for $35.0 million, which resulted in a gain on sale of assets of approximately $1.2 million. The Company has continued to determine what course of action would be taken in regard to the remaining Harry's In A Hurry stores. The Company has recorded a non-cash impairment loss on the remaining fixed assets of the Company consisting of a writedown of the book value of fixed assets of approximately $3.6 million to their estimated net realizable value and $1.6 million of additional costs anticipated to dispose of these assets.

     Due to the reasons set forth above, the Company had an operating loss of approximately $7.8 million, or (26.7)% of net sales during the Third Quarter of 2002, compared to an operating loss of approximately $0.8 million, or (2.6%) of net sales in the Third Quarter of Fiscal 2001.

     Interest expense in the Third Quarter of Fiscal 2002 was approximately $1.2 million, or 4.2% of net sales compared to approximately $0.9 million, or 2.8% of net sales during the Third Quarter of Fiscal 2001. The increase in interest expense was due to a higher outstanding debt owed during the quarter.

     Other income remained the same at approximately $0.2 million and 0.8% of net sales during the First Three-Quarters of Fiscal 2002 and during the First Three-Quarters of Fiscal 2001

     For the Third Quarters of Fiscal 2002 and 2001 no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $27.6 million as of the end of the Third Quarter of Fiscal 2002 that may be applied against future earnings.

     As a result of the above, the Company had a net loss applicable to common shareholders for the Third Quarter of Fiscal 2002 of approximately $(7.6) million, or $(1.20) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(1.4) million, or $(0.23) per common share - Basic, during the Third Quarter of Fiscal 2001.


Thirty-Nine Weeks Ended October 31, 2001 (the "First Three-Quarters of Fiscal 2002") compared to Thirty-Nine Weeks Ended November 1, 2001 (the "First Three-Quarters of Fiscal 2001").

     Net sales for the First Three-Quarters of Fiscal 2002 were approximately $93.5 million compared to approximately $102.6 million for the First Three-Quarters of Fiscal 2001. The decrease in sales is due to increased competition, the closing of Harry's In A Hurry in Dunwoody, as well as the general economic down turn in retail sales and the grocery industry.

     Gross profits in the First Three-Quarters of Fiscal 2002 decreased to approximately $27.1 million, or 29.0% of net sales, compared to approximately $29.0 million, or 28.5% of net sales in the First Three-Quarters of Fiscal 2001. The percentage increase is generally due to the above-described decrease in net sales.

     Direct store expenses of approximately $16.7 million, or 17.9% of net sales in the First Three-Quarters of Fiscal 2002, were lower than the approximately $17.4 million, or 16.8% of net sales in the First Three-Quarters of Fiscal 2001. The percentage increase is generally due to the above-described decrease in net sales.

     Selling, general and administrative expenses for the First Three-Quarters of Fiscal 2002 increased to approximately $10.6 million, or 13.0% of net sales compared to $10.0 million, or 9.6% of net sales in the First Three-Quarters of Fiscal 2001. The increase in selling, general and administrative expenses was primarily due to an accrual of approximately $0.8 million for consulting, legal and related expenses in connection with the transaction with Whole Foods Market Group, Inc. and the Company's continuing efforts to seek strategic alternatives regarding the Harry's In A Hurry stores.

     Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities, but excludes the manufacturing facilities (which are included in cost of goods sold) was approximately $2.7 million, or 2.9% of net sales for the First Three-Quarters of Fiscal 2002, compared to approximately $3.0 million, or 2.9% of net sales for the First Three-Quarters of Fiscal 2001. The decrease in depreciation expense is due to new property additions were offset by assets becoming fully depreciated and accordingly not having any depreciation expense associated with them in the current period.

     In January 2001, the Board of Directors announced that they would begin to seek strategic alternatives for the Company, which may include, but are not limited to, recapitalization, business combinations or similar joint venture opportunities, the possible sale or merger of the Company and other means of enhancing stockholder value. On October 31, 2001, the Company sold the three mega stores, bakery and prepared food facilities and related assets to Whole Foods Market Group, Inc.for $35.0 million, resulting in a gain on sale of assets of approximately $1.2 million. The Company has continued to determine what course of action would be taken in regard to the remaining Harry's In A Hurry stores. The Company has recorded a non-cash impairment loss on the remaining fixed assets of the Company consisting of a writedown of the book value of fixed assets of approximately $3.6 million to their net realizable value and $1.6 million of additional costs anticipated to dispose of these assets.

     Due to the reasons set forth above, the Company had an operating loss of approximately $8.1 million, or (8.6)% of net sales during the First Three-Quarters of 2002, compared to an operating loss of approximately $1.4 million, or (0.8)% of net sales in the First Three-Quarters of Fiscal 2001.

     Interest expense increased to approximately $3.1 million, or 3.4% of net sales in the First Three-Quarters of Fiscal 2002, compared to approximately $2.9 million, or 2.8% of net sales in the First Three-Quarters of Fiscal 2001. The increase in interest expense was due to a higher outstanding debt during the year.

     Other income decreased to approximately $0.6 million, or 0.7% of net sales during the First Three-Quarters of Fiscal 2002, from approximately $0.8 million, or 0.7% of net sales in the First Three-Quarters of Fiscal 2001.

     For the First Three-Quarters of Fiscal 2002 and 2001 no income tax provision was necessary. A refund of taxes paid in Fiscal 2000 in the amount of approximately $100,000 was received during the Third Quarter of 2001. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $27.6 million as of the end of the First Three-Quarters of Fiscal 2002 that may be applied against future earnings.

     As a result of the above, the Company had a net loss applicable to common shareholders for the First Three-Quarters of Fiscal 2002 of approximately $(9.3) million, or $(1.50) per common share - Basic, compared with net loss applicable to common shareholders of approximately $(3.7) million, or $(0.60) per common share - Basic, during the First Three-Quarters of Fiscal 2001.

Liquidity and Capital Resources

     The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansions.

     As of October 31, 2001, the Company had current assets of approximately $9.4 million and current liabilities of approximately $3.7 million, resulting in a net working capital position of approximately $5.7 million.

     Net cash used by operating activities for the First Three-Quarters of Fiscal 2002 was approximately $4.2 million. EBITDA, which is defined as earnings (excluding one time nonrecurring charges or income) before interest, taxes, depreciation and amortization, decreased from approximately $2.8 million in the First Three-Quarters of Fiscal 2001 to approximately $1.3 million in First Three-Quarters of Fiscal 2002.

     The Company's ability to fund its working capital and capital expenditure requirements and meet its other cash requirements depends, among other things, on its use of existing cash and the availability of internally generated funds. Management believes that internally generated funds are sufficient to satisfy its anticipated cash requirements for the remainder of fiscal 2002. However, such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from results expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, unknown costs involved with closing of certain stores, uncertainty related to operating Harry's In A Hurry stores without the support of the mega stores, changes in consumer spending, decreases in sales, weather, competition, changes in the rate of inflation and further sales by the Company of certain assets In the event of any significant reduction of internally generated funds, the Company may require funds from outside financing sources. In such event, there can be no assurance that the Company would be able to obtain such funding as and when required or on acceptable terms.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in consumer spending, weather, competition, changes in the rate of inflation, changes in state or federal legislation or regulation, stability and availability of product costs, unavailability of financing, inability to consummate proposed transactions, interest rates, the availability of human resources, unknown costs involved with the closing of certain stores, uncertainty related to operating Harry's In A Hurry stores without the support of the mega stores, and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk.

     Not Applicable.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

   From time to time the Company is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date. However, given the current operating level of the Company, there can be no assurance that the outcome of any existing lawsuits will not have a material adverse effect on the Company's business or financial condition.

Item 2. Changes in Securities

   There have been no material modification in the instruments defining the rights of shareholders during the First Three Quarters of Fiscal 2002. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3. Defaults Upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders.

   On October 23, 2001, the Company's held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders of the Company voted on the following matters:

  1. Election of the following individuals, which as of the date of the Meeting, constituted the entire Board of Directors, as directors of the Company for a term on one year, with votes cast as set forth below


Nominee:                       Votes For:             Votes Against:
---------------------          ----------             --------------

Harry A. Blazer                24,150,315             187,235

Peter Barr                     24,174,907             162,643

Robert C.  Glustrom            24,161,957             175,593

Donald M. Pamenter             24,174,907             162,643

Charles W. Sapp                24,174,907             162,643

  2. Approval of the Asset Purchase Agreement and related transactions with Whole Foods Market Group, Inc.

                    Votes For:                 22,098,441
                    Votes Against:                 35,158
                    Votes Abstained                52,855


Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits:
                 None


         B.   Reports on Form 8-K

              1.  On August 14, 2001, the Company filed a report on Form 8-K;

              Item 5. Other Events - Reported entering into an Asset Purchase Agreement with Whole Foods Market Group, Inc. regarding the sale of three mega stores and related support facilities and assets.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HURRY, INC.



Dated:  December 17, 2001           By:  /S/ Harry A. Blazer
      -----------------------            -------------------------
                                         Harry A. Blazer
                                         Chairman, President and Chief Executive
                                         Officer
                                         (principal executive officer)



Dated:  December 17, 2001           By:  /S/ Barbara Worrell
      --------------------               ------------------------------------
                                         Barbara Worrell
                                         Director of Accounting
                                         (principal financial and accounting
                                         officer)