Form 10-K
period 2002-01-30
HURRY INC
filed 2002-08-29
CIK 899755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 30, 2002

Commission File No. 0-21486

HURRY, INC.
(formerly Harry’s Farmers Market, Inc.)

A Georgia Corporation
(IRS Employer Identification No. 58-2037452)
Post Office Box K
Ellijay, Georgia 30540
(678) 393-1294

Securities Registered Pursuant to Section 12(b)
of the Securities Exchange Act of 1934:

None

Securities Registered Pursuant to Section 12(g)
of the Securities Exchange Act of 1934:

Class A Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of the registrant on August 15, 2002 was approximately $338,780. For purposes of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s Class A Common Stock, no par value, as of August 15, 2002 was 4,456,875 shares. The number of shares outstanding of the registrant’s Class B Common Stock, no par value, as of August 15, 2002 was 2,050,701 shares.

PART I

Item 1.    Business.

Hurry, Inc. (the “Company”), which was formerly known as Harry’s Farmers Market, Inc., is in the process of winding up its operations and intends to liquidate and dissolve as soon as practicable. The Company previously owned as many as three megastores and six convenience stores specializing in perishable food products, poultry, seafood, fresh bakery goods, and freshly made ready-to-eat, ready-to-heat and ready-to-cook prepared foods as well as deli, cheese and dairy products. In fiscal 2002, the Company sold or closed all of its megastores and three of its Harry’s In A Hurry stores. In the first quarter of 2003, the Company sold or closed its remaining three Harry’s In A Hurry stores.

In January 2001, the Company’s board of directors formally engaged the investment banking firm of Houlihan Lokey Howard & Zukin Financial Advisors, Inc. to explore strategic alternatives for the Company that might enhance shareholder value. Houlihan Lokey contacted Whole Foods Market, Inc., among other companies, about a possible transaction with the Company. On October 31, 2001, the Company completed the sale of substantially all of its assets, including its three megastores, distribution center, commissary kitchen, bakery, office facilities and intellectual property, to Whole Foods Market Group, Inc., a wholly-owned subsidiary of Whole Foods Market, Inc., for approximately $35 million plus the assumption by Whole Foods of certain related liabilities.

The Company’s board of directors and officers continued to seek buyers of one or more of the Harry’s In A Hurry stores, and on February 7, 2002, the Company sold the assets of the Harry’s In A Hurry store located on Ponce de Leon Avenue to MKT 1, Inc. Recognizing the need to conserve cash and being unable to find suitable buyers, the Company closed the other Harry’s In A Hurry stores during fiscal 2002 and the beginning of fiscal 2003. The Harry’s In A Hurry store located in the Dunwoody Plaza Shopping Center closed September 29, 2001 and the store located on Peachtree Street closed October 31, 2001. In addition, the Company closed the Harry’s In A Hurry store located in Peachtree City on December 31, 2001 and the stores located on Akers Mill Road and Powers Ferry Road on March 4, 2002.

The Company presently employs two people who are working to wind up the Company’s operations. In connection with the closing of the Harry’s In A Hurry stores, the Company negotiated terminations of all real property leases and other contracts that were not assigned to Whole Foods Market Group or MKT 1 and is continuing to sell its remaining equipment. In addition, the Company dissolved all of its wholly-owned subsidiaries in March, 2002.

As soon as practicable, the Company intends to call a special shareholders meeting at which the board of directors will ask the Company’s shareholders to vote on a proposal to approve and adopt a Plan of Liquidation and Dissolution. Harry A. Blazer, the Company’s president and chief executive officer, is the beneficial owner of all of the Company’s Class B common stock and has indicated that he will vote in favor of the Plan of Liquidation and Dissolution. Because the holders of Class B common stock are entitled to cast 10 votes for each share held, Mr. Blazer’s vote in favor of the proposal would ensure approval of the plan.

Executive Officers

Harry A. Blazer is the Chairman, President and Chief Executive Officer of the Company. Mr. Blazer, age 51, was the founder of the Company and served as the sole General Partner of the predecessor to the Company and as Chief Executive Officer from its inception in 1987. Upon the Company’s incorporation in 1993, Mr. Blazer was named a director and President and Chief Executive Officer. In June 1994, Mr. Blazer was elected to the additional office of Chairman. From 1979 to 1987, Mr. Blazer was employed at DeKalb Farmers Market in Atlanta and served as its General Manager from 1983, until he left to form the Company.

Item 2.    Properties.

During fiscal 2002, the Company sold each of the three megastore sites that it owned in Georgia to Whole Foods Market Group, Inc. as part of a sale of substantially all of the Company’s assets. In addition, the Company assigned a lease for a distribution center to Whole Foods Market Group as part of the transaction.

During fiscal 2002, the Company also entered into negotiations to transfer the lease for its Harry’s In A Hurry store located on Ponce de Leon Avenue in Atlanta, Georgia to MKT 1, Inc. as part of the sale of the assets of that store to MKT 1. The transaction closed on February 7, 2002. In addition, during fiscal 2002 and the beginning of fiscal 2003, the Company negotiated terminations of its remaining five leases for its Harry’s In A Hurry stores. The Company has vacated all of the terminated lease sites.

Item 3.    Legal Proceedings.

Other than ordinary routine litigation historically incidental to the Company’s business, there are no (i) material legal proceedings to which the Company is a party or to which its properties are subject; (ii) material proceedings known to the Company to be contemplated by any governmental authority; or (iii) material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended January 30, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Class A Common Stock has been quoted on the OTC Bulletin Board since February 13, 2001. It previously was quoted on the Nasdaq SmallCap Market. Until November 14, 2001, the Company’s Class A Common Stock was quoted under the symbol “HARY.” Because of the Company’s name change, the Company’s Class A Common Stock has been quoted under the symbol “HURY” since November 14, 2001. No established public trading market exists for the Company’s Class B Common Stock. The Company had 762 record holders and approximately 6,200 beneficial holders of its Class A Common Stock as of May 31, 2002, and two record and beneficial holders of its Class B Common Stock. On January 30, 2002, the

Company announced a cash dividend of $0.38 per share, which was paid to shareholders of record as of February 11, 2002.

The following tables set forth, by fiscal quarter, the high and low sales prices of the Class A Common Stock reported by the Nasdaq SmallCap Market and the OTC Bulletin Board, as appropriate, for the two most recent fiscal years.

Fiscal Year Ended January 30, 2002	High Sale	Low Sale

First Quarter ended May 2, 2001	$0.600	$0.600

Second Quarter ended August 1, 2001	0.700	0.560

Third Quarter ended October 31, 2001	1.210	1.210

Fourth Quarter ended January 30, 2002	0.355	0.355

Fiscal Year Ended January 31, 2001	High Sale	Low Sale

First Quarter ended May 3, 2000	$1.5000	$0.9375

Second Quarter ended August 2, 2000	1.2500	0.9688

Third Quarter ended November 1, 2000	1.0312	0.5000

Fourth Quarter ended January 31, 2001	0.8750	0.3750

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

	Fiscal Year Ended
	January 30, 2002	January 31, 2001	February 2, 2000	February 3, 1999	January 28, 1998
Statement of Operations Information:	(in thousands, except per share data)
Net sales	$98,556	$135,953	$138,695	$136,146	$136,999
Cost of goods sold	69,947	97,965	98,726	99,974	102,320

Gross profits	28,609	37,988	39,969	36,172	34,679
Operating expenses	37,561	40,289	40,958	41,417	42,318

Operating profit (loss)	(8,952)	(2,301)	(989)	(5,245)	(7,639)
Interest expense	(2,992)	(3,686)	(2,663)	(2,407)	(2,254)
Other income	786	1,024	1,827	1,233	4,026

Gain on sale of assets	1,971	—	—	—	—

Loss before provision for accretion of warrants, income taxes and extraordinary items	9,187	(4,963)	(1,825)	(6,419)	(5,867)
Provision for accretion of warrants	—	—	(123)	(148)	(148)

Loss applicable to common shareholders before income taxes and extraordinary items	(9,187)	(4,963)	(1,948)	(6,567)	(6,015)

Income tax benefit	-0-	-0-	740 (1)	-0-	-0-
Loss applicable to common shareholders before extraordinary gains	(9,187)	(4,963)	(1,208)	(6,567)	(6,015)
Extraordinary gain (loss) (net of applicable income taxes of $0 and $990 for years 2001 and 2000)	(615)	(288)	16,845	-0-	-0-

Net earnings (loss) applicable to common shareholders after extraordinary gains	(9,802)	(5,251)	$15,637	$(6,567)	$(6,015)

Net earnings (loss) per share	(1.56)	(.85)	$2.53	$(1.06)	$(0.97)

Weighted average shares outstanding	6,283	6,190	6,190	6,184	6,183

	As of
	January 30, 2002	January 31, 2001	February 2, 2000	February 3, 1999	January 28, 1998
Balance Sheet Information:
Working capital (deficit)(2)	$2,103	$(555)	$3,388	$(1,447)	$3,102
Property and equipment, net	1,136	34,469	37,789	41,320	38,046
Total assets	9,289	45,552	56,251	56,987	57,247
Long-term obligations, net of current maturities	—	19,312	21,783	14,161	13,359
Convertible debt	—	—	—	15,160	13,042
Redeemable convertible preferred stock	—	—	—	10,582	10,434
Stockholders’ equity	3,239	15,355	20,606	4,969	11,528

(1)	Represents the offset of the Company’s operating loss on the extraordinary gain.
(2)	The Company had $2.1 million available under its line of credit at January 31, 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company is in the process of winding up its operations and intends to liquidate and dissolve as soon as practicable. The Company previously owned three megastores and six convenience stores specializing in perishable food products, poultry, seafood, fresh bakery goods, and freshly made ready-to-eat, ready-to-heat and ready-to-cook prepared foods as well as deli, cheese and dairy products. In fiscal 2002 and the beginning of fiscal 2003, the Company sold or closed all of its megastores and the six Harry’s In A Hurry stores.

As soon as practicable, the Company intends to call a special shareholders meeting at which the board of directors will ask the Company’s shareholders to vote on a proposal to approve and adopt a Plan of Liquidation and Dissolution. Harry A. Blazer, the Company’s president and chief executive officer, is the beneficial owner of all of the Company’s Class B common stock and has indicated that he will vote in favor of the Plan of Liquidation and Dissolution. Because the holders of Class B common stock are entitled to cast 10 votes for each share held, Mr. Blazer’s vote in favor of the proposal would ensure approval of the plan.

The Company’s fiscal year ends on the Wednesday nearest January 31. The 2002 fiscal year ended on January 30, 2002, the 2001 fiscal year ended on January 31, 2001 and the 2000 fiscal year ended on February 2, 2000. The statements that are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties. For more information, see “—Risk Factors.”

Results of Operations

The following table sets forth the percentage relationship to net sales of the listed items included in the Company’s consolidated statements of operation:

	For the Year Ended
	January 30, 2002	January 31, 2001	February 2, 2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.0	72.1	71.2

Gross profit	29.0	27.9	28.8
Operating expenses
Direct store expenses	18.8	16.7	16.9
Selling, general and administrative expenses	11.3	10.0	9.2
Depreciation and other amortization	2.8	2.9	3.1
Impairment loss	5.3	0.0	0.3

Loss from operations	(9.2)	(1.7)	(0.7)
Other income (expense)
Gain on sale of assets	2.0	0.0	0.0
Interest expense	(3.0)	(2.7)	(1.9)
Other income	0.8	0.8	1.3
Provision for accretion of warrants	0.0	0.0	(0.1)
Income taxes	0.0	0.0	0.0
Extraordinary gains (loss)	(0.6)	(0.2)	12.7

Net income (loss)	(10.0)%	(3.8%)	11.3%

Comparison of Fiscal 2002 to Fiscal 2001

Net sales in fiscal 2002 decreased 27.5% to approximately $98.6 million from approximately $136.0 million in fiscal 2001. This decrease is primarily attributable to the sale of the Company’s three megastores to Whole Foods Market Group, Inc. on October 31, 2001 and the closing of the three Harry’s In A Hurry stores located in Dunwoody, Buckhead and Peachtree City in September, October and December of 2001, respectively.

Gross profit in fiscal 2002 decreased to approximately $28.6 million or 29.0% of net sales from approximately $38.0 million or 27.9% of net sales in fiscal 2001. The decrease in dollars of gross profit is primarily due to the sale and closing of the three megastores and three Harry’s In A Hurry stores during fiscal 2002.

Direct store expenses decreased to approximately $18.5 million or 18.8% of net sales in fiscal 2002 from approximately $22.8 million or 16.7% of net sales in fiscal 2001. During fiscal 2002, direct store expenses were lower as a result of the sale and closing of the three megastores and three Harry’s In A Hurry stores. As a percentage of sales, direct store expenses were higher due to the fact that the Company’s overhead did not decrease in direct proportion to the change in sales attributable to the weakened economy as well as the loss of the three megastores and the three Harry’s In A Hurry stores. In addition to such normal overhead costs, the Company also incurred expenses directly associated with the closing of the Harry’s In A Hurry stores and the Whole Foods transaction.

Selling, general and administrative expenses for fiscal 2002 decreased to approximately $11.1 million or 11.3% of net sales from approximately $13.6 million or 10.0% of net sales for fiscal 2001. The decrease in fiscal 2002 is primarily attributable to the termination of substantially all of the Company’s corporate employees upon the sale of the three megastores and the three Harry’s In A Hurry stores. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to an accrual of approximately $0.8 million for higher consulting, legal and related expenses in connection with the Whole Foods transaction and the Company’s continuing efforts to seek strategic alternatives regarding the Harry’s In A Hurry stores as well as costs associated with the closing of the Harry’s In A Hurry stores.

Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities but not manufacturing (which is included in cost of goods sold), decreased to approximately $2.7 million or 2.8% of net sales during fiscal 2002 from approximately $3.9 million or 2.9% in fiscal 2001. Depreciation and amortization decreased due to the fact that the three megastore properties were sold as of October 31, 2001 and the Company recorded an impairment loss in the third quarter of Fiscal 2002 on its remaining assets to record assets at the estimated net realizable value.

The Company recorded a non-cash impairment loss on its remaining fixed assets, which consisted of a writedown of the book value of fixed assets of approximately $3.0 million to their estimated net realizable value and the recording of approximately $2.2 million of additional costs anticipated to dispose of the assets and settle lease agreements related to the assets.

For the reasons set forth above, in fiscal 2002 the Company had an operating loss of approximately $8.9 million or (9.1)% of net sales as compared to an operating loss in fiscal 2001 of approximately $2.3 million or (1.7)% of net sales.

In fiscal 2002, the Company recorded a gain on sale of certain assets, net of related expenses in the amount of $2.0 million. This gain resulted from the sale of substantially all of the Company’s assets, including its three megastores, distribution center, commissary kitchen, bakery, office facilities and intellectual property, to Whole Foods for approximately $35 million plus the assumption by Whole Foods of certain related liabilities.

Interest expense in fiscal 2002 decreased to approximately $3.0 million or 3.0% of net sales in fiscal 2002 from approximately $3.7 million or 2.7% in fiscal 2001. This decrease is primarily attributable to the fact that the Company paid off its bank debt with a portion of the proceeds of the sale of assets to Whole Foods.

Other income in fiscal 2002 decreased to approximately $0.8 million or 0.8% of net sales compared to approximately $1.0 million or 0.8% of net sales in fiscal 2001. This was due to the loss of three months of revenue from the Cobb Shopping Center, which was sold to Whole Foods on October 31, 2001.

In fiscal 2002 the Company did not recognize any income tax benefits because the Company has had significant operating losses in the past and realizability of the benefits is not assured. The Company has net operating loss carry forwards of approximately $40.5 million that may be applied against future earnings for income tax purposes.

As a result of the above, the Company generated a net loss before extraordinary gains applicable to common shareholders for fiscal 2002 of approximately $9.2 million or ($1.46) per common share, compared to a net loss before extraordinary items applicable to common shareholders of approximately $5.0 million or ($0.80) per common share for fiscal 2001. The Company generated a loss after extraordinary gains applicable to common shareholders for fiscal 2002 of approximately $9.8 million of ($1.56) per common share, compared to a net loss after extraordinary items applicable to common shareholders for fiscal 2001 of approximately $5.3 million or $(0.85) per common share for fiscal 2001.

Comparison of Fiscal 2001 to Fiscal 2000

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

Gross profit in fiscal 2001 decreased to approximately $38.0 million or 27.9% of net sales from approximately $40.0 million or 28.8% of net sales in fiscal 2000. This decrease was mainly due to the costs associated with the Company’s decision to cease using a third-party distributor to distribute nonperishable and specialty groceries and to instead distribute these items itself.

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

Selling, general and administrative expense for fiscal 2001 increased to approximately $13.6 million or 10% of net sales from approximately $12.7 million or 9.2% of net sales for fiscal 2000. The increase in fiscal 2001 is primarily attributable to costs associated with the Company’s decision to cease using a third-party distributor to distribute nonperishable and specialty groceries and to instead distribute these items itself as well as an in increase compensation and expenses related to the Company’s retention of consultants from July 2000 to late January 2001. In addition, advertising and promotional expenses increased because the Company increased its advertising efforts in local newspapers. Bank charges increased because of increased use of charge cards and debit cards by customers.

Depreciation and amortization, which includes depreciation and amortization for the stores and the corporate facilities but not manufacturing (which is included in cost of goods sold), decreased to approximately $3.9 million or 2.9% of net sales during fiscal 2001 from approximately $4.4 million or 3.1% in fiscal 2000. Depreciation and amortization decreased because much of the equipment and leasehold improvements in the Company’s older stores, particularly the Cobb megastore and the first two Harry’s In A Hurry stores, have now been fully or almost fully depreciated due to their age.

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

Interest expense in fiscal 2001 increased to approximately $3.7 million or 2.7% of net sales in fiscal 2001 from approximately $2.7 million or 1.9% in fiscal 2000. This increase is primarily attributable to the fact that fiscal 2001 interest expense reflects a full fiscal year of borrowings under the Company’s line of credit whereas fiscal 2000 interest expense only reflects approximately two months of borrowings because the loan agreement was not entered into until the fourth quarter of fiscal 2000.

Other income in fiscal 2001 decreased to approximately $1.0 million or 0.8% of net sales compared to approximately $1.8 million or 1.3% of net sales in fiscal 2000. Prior to the sale of the distribution center, the Company rented a portion of the space to third parties. Because the distribution center was sold in the first quarter of 2000, the Company lost this source of other income. Other income includes rent from tenants of the Cobb Crossing shopping center, which the Company owns. Rent received during fiscal 2001 from these tenants was approximately $1.0 million in fiscal 2001 compared to $1.2 million in fiscal 2000, excluding rent from the Company’s Cobb county megastore, which is also a tenant at the shopping center (all intercompany rent is eliminated in the Company’s financial statements). The shopping center had one vacant space of approximately 900 square feet as of the end of fiscal 2001.

In fiscal 2001 the Company did not recognize any income tax benefits because the Company has had significant operating losses in the past and realizability of the benefits is not assured. The Company has net operating loss carry forwards of approximately $33.5 million that may be applied against future earnings for income tax purposes.

As a result of the above, the Company generated a net loss before extraordinary gains applicable to common shareholders for fiscal 2001 of approximately $5.0 million or ($0.80) per common share, compared to a net loss before extraordinary items applicable to common shareholders of approximately $1.9 million or ($0.14) per common share for fiscal 2000. The Company generated a loss after extraordinary gains applicable to common shareholders for fiscal 2001 of approximately $5.3 million or $(0.85) per common share, compared with the Company’s generated net income after extraordinary gains applicable to common shareholders of approximately $15.6 million or $2.53 per common share for fiscal 2000.

Liquidity and Capital Resources

As the Company winds up its operations, its principal cash needs are for payment of salaries for its remaining two employees, satisfaction of tax and similar liabilities, and payment of accounting, legal and other costs associated with the liquidation and dissolution of the Company. The Company expects to meet these cash requirements using cash it has from sales of its assets and prior operations as well as cash generated by ongoing equipment sales. After adequate provision has been made for payment of all of the Company’s claims and obligations, any remaining cash will be distributed to the Company’s shareholders in one or more liquidating distributions.

Seasonality and Effects of Inflation

Although the Company’s operations during much of fiscal 2002 were affected by seasonality as its operations in past years had been, seasonality no longer affects the Company as it winds up its operations. Similarly, because the Company is in the process of winding up its operations and no longer has any stores open, the effects of inflation on the Company are minimal.

RISK FACTORS

Shareholders could be liable to the extent of any distributions to them if we are unable to satisfy our liabilities.

As soon as practicable, we intend to hold a special meeting of our shareholders at which shareholders will be asked to approve and adopt a Plan of Liquidation and Dissolution. Pursuant to the terms of the Plan of Liquidation and Dissolution, we will promptly pay our expenses and other known liabilities. In addition, we will request that all parties having claims against us submit those claims to us so that we can make provision for them. Our board of directors also may establish a contingency reserve for payment of remaining obligations or establish a liquidating trust. However, if enough cash is not put into the reserve or enough assets into the liquidating trust, claims may be brought against us that we cannot pay. In addition, in specific circumstances, claims may be brought against us after our dissolution. In any of these instances, under Georgia law, our shareholders may be liable to successful claimants to the extent of their pro rata share of the claim or the corporate assets previously distributed to them in the liquidation, whichever is less. Shareholders’ liability may exist for a period of up to five years after we publish our Notice of Intent to Dissolve.

If the Plan of Liquidation and Dissolution is not approved, our board of directors will be forced to evaluate other alternatives, which may be less favorable to us and our shareholders than dissolution.

If our shareholders fail to approve the Plan of Liquidation and Dissolution at the special meeting, our board of directors will continue to evaluate all appropriate alternatives to maximize shareholder value. Because we have a history of significant operating losses, the alternatives available to us would be limited. As of January 30, 2002, the end of our 2002 fiscal year, we had an accumulated deficit of approximately $36.7 million. We incurred a net loss, before extraordinary items, of approximately $9.2 million, $5.0 million and $1.2 million the fiscal years ended January 30, 2002, January 31, 2001 and February 2, 2000. Our board of directors believes that it has explored all viable alternatives for our company and has determined that the best method to maximize shareholder value is for us to liquidate and dissolve. If the Plan of Liquidation and Dissolution is not approved, we may be unable to become a financially viable company and then would have to consider declaring bankruptcy. If we were forced to declare bankruptcy, our shareholders may receive less than they might in a liquidation.

Decreases in the underlying value of our assets may adversely affect the amount of any liquidating distributions.

We are continuing to sell all of our remaining non-cash assets, which mainly consist of equipment. The underlying value of our assets may be adversely affected by a number of factors that are beyond our control, including:

•	adverse changes in economic conditions;

•	over availability of equipment similar to ours in the market place because of other recent grocery store closings; and

•	the inability of third parties to pay accounts receivable owed to us.

Any decrease in the value of our assets would hinder our efforts to obtain the most cash possible for our non-cash assets. We will need cash to pay and discharge most of our debts and liabilities. Because we must pay or make provision for payment of our obligations and liabilities prior to making any liquidating distributions, any decrease in available cash would decrease the likelihood that we would be able to make any liquidating distribution to our shareholders and the amount available for any distributions.

Prior to a final distribution to shareholders, we may be required to register as an investment company under the Investment Company Act of 1940, which could subject us to various reporting requirements and increased expenses.

While we wind up our business, our board of directors intends to invest our cash assets in investment-grade securities. If we fail to meet certain exemptions from registration under the Investment Company Act of 1940, we would be required to register as an investment company and comply with the requirements of the Investment Company Act. We would then be subject to restrictions on our capital structure and be required to comply with various reporting and other requirements that would subject us to additional expense.

Generally, an issuer is deemed to be an investment company subject to registration if its holdings of “investment securities,” which usually are securities other than securities issued by majority owned subsidiaries and government securities, exceed 40% of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis. However, a company that otherwise would be deemed to be an investment company may be excluded from such status for a one-year period provided that such company has a bona fide intent to be engaged as soon as reasonably possible, and in any event within that one-year period, primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities. If we would otherwise be deemed to be an investment company under the Investment Company Act, we intend to rely on this exemption while we attempt to resolve all contingencies pending against us and to liquidate all of our remaining assets. Accordingly, we do not intend to register as an investment company under the Investment Company Act.

If we have not resolved all contingencies pending against us and liquidated all of our remaining assets within the one-year period referred to above, we may be required to (1) apply to the Securities and Exchange Commission for exemptive relief from the requirements of the Investment Company Act, or (2) invest certain of our assets in government securities and cash equivalents that are not considered “investment securities” under the Investment Company Act. There can be no assurance that we will be able to obtain exemptive relief from the Commission. Alternatively, investment in government securities and cash equivalents could yield a significantly lower rate of return than other investments that we could make if we chose to register as an investment company.

Assuming approval of the Plan of Liquidation and Dissolution, we will continue to have expenses that may further decrease any distribution.

Following approval of the Plan of Liquidation and Dissolution and the filing of the Notice of Intent to Dissolve with the Georgia Secretary of State, our activities will be limited to those necessary to wind up our company. These actions will include selling our remaining assets, establishing any necessary contingency reserves for payment of known, expected or threatened expenses and liabilities, terminating any remaining commercial agreements, relationships or outstanding obligations and distributing any remaining assets to our shareholders. In connection with these winding up activities, we will continue to incur various costs and expenses, including operating costs, salaries, payroll, local and other taxes, and miscellaneous office expenses. In addition, expenses for professional fees and other expenses of liquidation may be significant, and we will continue to indemnify our officers, directors, employees and agents in accordance with our Articles of Incorporation and Bylaws, including for actions taken in connection with the Plan of Liquidation and Dissolution and the winding up of our affairs. These costs and expenses will reduce the amount of assets available for any ultimate distributions to our shareholders.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.    Financial Statements and Supplementary Data.

The following financial statements are filed with this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—Fiscal Years Ended January 30, 2002 and January 31, 2001

Consolidated Statements of Operations—Fiscal Years Ended January 30, 2002, January 31, 2001 and February 2, 2000

Consolidated Statements of Changes in Equity—Fiscal Years Ended January 30, 2002, January 31, 2001 and February 2, 2000

Consolidated Statements of Cash Flows—Fiscal Years Ended January 30, 2002, January 31, 2001 and February 2, 2000

Notes to Consolidated Financial Statements

Item	9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Directors

The directors of the Company are as follows:

Harry A. Blazer, age 51, is the founder of Harry’s Farmers Market and served as the sole General Partner and as Chief Executive Officer of the Company’s predecessor from its inception in 1987. Upon the Company’s incorporation in 1993, Mr. Blazer was named a director and

President and Chief Executive Officer and was elected to the additional office of chairman in June 1994. From 1979 to 1987, Mr. Blazer was employed at DeKalb Farmers Market in Atlanta, Georgia and served as its General Manager from 1983 until 1987, when he left to form Harry’s Farmers Market.

Donald M. Pamenter, age 63, is an independent management consultant. Since 1984 he has served a wide variety of medium to large manufacturing, marketing and service companies. His practice focuses on improving strategic operations and competitor management for companies throughout North America and Europe. Mr. Pamenter was an executive with General Foods Corporation from 1978 to 1984. Prior to this, he served as a management consultant with McKinsey & Company in its Toronto and Amsterdam offices. Mr. Pamenter was the co-founder, director and Executive Vice President of Consolidated Computer, Inc., a publicly traded international computer manufacturing and software company established in 1968. Mr. Pamenter was first elected to the board of directors in July 1999.

Charles W. Sapp, age 67, was first elected to the board of directors in February 1999. Prior to his retirement in 1999, he served as Senior Vice President of Distribution and Manufacturing of H.E. Butt Grocery Company, where he worked from 1981 through 1998. From 1989 until 1993, Mr. Sapp served as Group Vice President, Marketing and Store Operations for H.E. Butt Grocery Company. Prior to his employment with H.E. Butt Grocery Company, Mr. Sapp served as the Vice President of Distribution and Manufacturing with the Alpha Beta Company in California, a subsidiary of American Stores Incorporated, a national grocery store chain. Mr. Sapp has over 40 years experience in the food manufacturing and retailing industry.

Section 16(a) Beneficial Ownership Reporting Compliance

The United States securities laws require our directors, executive officers and any persons who beneficially own more than 10% of our common stock to file with the SEC and the Nasdaq Stock Market initial reports of ownership and subsequent reports of changes in ownership. To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during fiscal 2002 all directors, executive officers and beneficial owners of more than 10% of our common stock made all required filings, although Donald Pamenter and Charles Sapp inadvertently made the required filings reflecting the automatic annual grants of options to them under our 1996 Director Stock Option Plan after the prescribed due date.

Item 11.    Executive Compensation.

The following table sets forth certain summary information concerning compensation paid or accrued by us for services rendered in all capacities during fiscal 2002, fiscal 2001 and fiscal 2000 for our Chief Executive Officer, and our other executive officers whose annual salary and bonus for fiscal 2002 exceeded $100,000.

SUMMARY COMPENSATION TABLE

			Annual Compensation
Name and Principal Position	Fiscal Year		Salary		Other Compensation
Harry A. Blazer Chairman, President, Chief Executive Officer and a Director	2002 2001 2000		$208,808 250,000 250,000	(1)	— — —
Jim Drummond Chief Operating Officer	2002	(2)	230,769		$59,000	(4)
Stephen Whitesmith Chief Technology Officer	2002	(3)	138,462		4,375	(4)

(1)
During fiscal 2002, Mr. Blazer agreed to decrease his salary from $250,000 to $100,000 and later to $52,000. During the first quarter of fiscal 2003, Mr. Blazer agreed to further decrease his salary to $26,000.

(2)	Mr. Drummond was elected our Chief Operating Officer on January 25, 2001 and resigned his position on October 31, 2001.
(3)
Mr. Whitesmith was elected our Chief Technology Officer on January 25, 2001. On January 3, 2002, Mr. Whitesmith accepted a salary reduction to $100 per week, and he resigned his position on March 6, 2002.

(4)	Represents severance payments made pursuant to Mr. Drummond’s and Mr. Whitesmith’s respective employment agreements.

Option Grants

None of our named executed officers received option grants in fiscal 2002 nor did any of our named executive officers hold unexercised options at the end of fiscal 2002. Mr. Blazer has never received options to purchase our common stock.

OPTION EXERCISES IN LAST FISCAL YEAR

Name	Shares Acquired on Exercise	Value Realized(1)
Jim Drummond Chief Operating Officer	200,000	$144,250
Stephen Whitesmith Chief Technology Officer	100,000	$71,125

(1)	Value based on the fair market value of the Class A Common Stock on the date of exercise. As of August 15, 2002, Messrs. Drummond and Whitesmith continued to beneficially own such shares.

Directors’ Compensation

We pay each of our directors a quarterly retainer of $5,000, as well as reimbursing directors for any travel and related expenses incurred in connection with their attendance in person at each meeting of our Board of Directors.

Our 1996 Director Stock Option Plan provides that each director who does not hold more than 5% of our stock will be granted five-year options to purchase 10,000 shares of our Class A common stock upon (i) his initial election as a director and (ii) the day immediately following the day of each of our annual shareholders meetings, provided that such director was not granted an option under clause (i) during that same calendar year. Because of his beneficial ownership of our Class B common stock, Mr. Blazer has never been eligible to receive options under the Director Stock Option Plan. The exercise price of the options is equal to the fair market value of the Class A common stock on the date of grant, and the options vest in one-third increments on each of the first three anniversaries of the date of grant. In addition to the automatic grants, upon the initial adoption of the Director Stock Option Plan, each eligible director received an option to purchase 30,000 shares of our Class A common stock. These options vested as to 20,000 of the shares on the date of grant and the remaining 10,000 shares vested on the day prior to the 1997 annual meeting of shareholders.

In order to facilitate the pursuit of alternatives to maximize shareholder value, on January 25, 2001, our board of directors appointed Donald Pamenter and Charles Sapp, two of our independent directors, to serve as a special committee of the board for the purposes of (i) considering, negotiating and evaluating potential transactions and alternatives for us in an effort to enhance shareholder value and (ii) recommending to the full board of directors for its consideration the advisability of entering into any transaction. During fiscal 2002, we paid the members of the special committee an aggregate of $99,878 for their service.

Compensation Committee Interlocks and Insider Participation

Harry Blazer, Donald Pamenter and Charles Sapp serve on the executive compensation committee of our board of directors. Mr. Blazer serves as our President and Chief Executive Officer, but neither Mr. Pamenter nor Mr. Sapp are our employees. None of the committee members served as a member of a compensation committee, or other board committees performing similar functions, of any other entity during fiscal 2002. Mr. Blazer routinely excludes himself when the committee discusses and makes determinations regarding his salary and compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of August 15, 2002, unless otherwise indicated, regarding the beneficial ownership of our equity securities by each person known by us to own more than 5% of any class of our voting securities, each director and nominee for director, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group.

Pursuant to SEC rules, the number of shares of common stock beneficially owned by a specific person or group includes shares issuable pursuant to convertible securities, warrants and options held by such person or group that may be converted or exercised within 60 days after August 15, 2002. These shares are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person or group but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person or group.

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

	Shares Beneficially Owned		Percent of Class	Percent of Total Voting Power
Beneficial Owner	Class	Shares
Harry A. Blazer	Class A Common Stock	38,000[1]	*
	Class B Common Stock	2,050,701[2]	100.00%
	Total			82.30%
Charles W. Sapp	Class A Common Stock	157,466[3]	3.51%	*
Donald C. Pamenter	Class A Common Stock	26,6662[4]	*	*
Hummingbird Management, LLC[5]	Class A Common Stock	283,210	6.36%	1.13%
All directors and executive officers	Class A Common Stock	222,132[6]	4.94%
as a group	Class B Common Stock	2,050,701	100.00%
(3 persons)	Total			82.29%

*	Represents beneficial ownership of less than 1%.
1	Shares owned by Mr. Blazer’s wife, with respect to which Mr. Blazer disclaims beneficial ownership.
2
Includes 2,049,400 shares owned by Harry Blazer, Inc., an entity of which Mr. Blazer is sole director and sole shareholder. Mr. Blazer’s address is c/o Hurry, Inc., Post Office Box K, Ellijay, Georgia 30540.

3	Includes 26,666 shares subject to presently exercisable stock options or stock options exercisable within 60 days of August 15, 2002.
4	Includes 16,666 shares subject to presently exercisable stock options or stock options exercisable within 60 days of August 15, 2002.
5
The address of Hummingbird Management, LLC (formerly Morningside Value Investors, LLC) is 153 East 53rd Street, New York, New York 10022. We obtained all information about Hummingbird Management from a Schedule 13D filed by Hummingbird Management with the SEC on June 13, 2002.

6
Includes 43,332 shares subject to presently exercisable stock options or stock options exercisable within 60 days of August 15, 2002. Also includes 38,000 shares owned by Mr. Blazer’s wife, with respect to which Mr. Blazer disclaims beneficial ownership.

Item 13.    Certain Relationships and Related Transactions.

Robert Glustrom was a director of the Company until his resignation on January 30, 2002. He is the sole shareholder of RCG Management LLC, which was the management company for the Harry’s Crossing Shopping Center in Cobb County, Georgia, where our Cobb County megastore store was located. RCG was responsible for the daily management of the stores in the shopping center, and we paid RCG a fee of $2,500 per month for the management services until the property was sold to Whole Foods Market Group on October 31, 2001. During fiscal 2002, we paid RCG a total of $22,500.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements and Auditors’ Report.    The following financial statements and auditors’ report have been filed as Item 8 in Part II of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—Fiscal Years Ended January 30, 2002 and January 31, 2001

Consolidated Statements of Operations—Fiscal Years Ended January 30, 2002, January 31, 2001 and February 2, 2000

Consolidated Statements of Changes in Equity—Fiscal Years Ended January 30, 2002, January 31, 2001 and February 2, 2000

Consolidated Statements of Cash Flows—Fiscal Years Ended January 30, 2002, January 31, 2001 and February 2, 2000

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules.

The following supporting financial statement schedule is filed with this report:

Schedule II—Consolidated Schedule of Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)  The registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

3.    Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The Company previously filed with the Securities and Exchange Commission the exhibits denominated by an asterisk (*) as part of and the exhibits are hereby incorporated by reference from the Company’s following documents: (i) Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60452,(“Form S-1”); (ii) Current Report on Form 8-K filed January 30, 1995 (“1/30/95 8-K”); (iii) Current Report on Form 8-K filed February 18, 1997 (the “2/18/97 8-K”); (iv) Quarterly Report on Form 10-Q for the quarter ended November 1, 2000 (“11/1/00 10-Q”); and (v) Current Report on Form 8-K filed August 14, 2001 (the “8/14/01 8-K”).

Exhibit No.	Description of Exhibit

*3.1.1	Articles of Incorporation of HFM, Inc. (Form S-1 Exhibit 3.1)

*3.1.2	Articles of Amendment to Articles of Incorporation of the Company (Form S-1 Exhibit 3.2)

*3.1.3	Articles of Amendment to Articles of Incorporation of the Registrant (1/30/95 8-K Exhibit 3(I).2)

*3.1.4	Articles of Amendment to Articles of Incorporation of the Company regarding Series AA Preferred Stock (2/18/97 8-K Exhibit 3(I).3)

*3.1.5	Articles of Amendment to Articles of Incorporation of the Company regarding Series B Preferred Stock (2/18/97 8-K Exhibit 3(I).4)

*3.2	By-Laws of HFM, Inc. (Form S-1 Exhibit 3.3)

*4.1	Specimen Certificate of Class A Common Stock (Form S-1 Exhibit 4)

*4.2	Bank Warrant Certificate issued to NationsBank (1/30/95 8-K Exhibit 4.10)

*4.3	Bank Warrant Certificate issued to Creditanstalt-Bankverein (1/30/95 8-K Exhibit 4.11)

*4.4	Amendment to Bank Warrant Certificate issued to Creditanstalt-Bankverein (2/18/97 8-K Exhibit 4.11.2)

*10.1	Harry’s Farmers Market, Inc. 1993 Management Incentive Plan (Form S-1 Exhibit 10.2)

*10.2	Harry’s Farmers Market, Inc. Employee Stock Purchase Plan (Form S-1 Exhibit 10.4)

*10.3	Warrant Agreement dated December 30, 1994, among the Registrant, NationsBank and Creditanstalt-Bankverein (1/30/95 8-K Exhibit 10.16.5)

*10.4	Severance Agreement and General Release, dated October 6, 2000, by and between John D. Branch and the Company (11/1/00 10-Q Exhibit 10.2)

*10.5	Asset Purchase Agreement dated August 9, 2001 by and between the Company and Whole Foods Market Group, Inc. (8/14/01 8-K Exhibit 2.1)

23	Consent of Grant Thornton LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HURRY, INC.

By:	/s/ HARRY A. BLAZER
HARRY A. BLAZER Chairman, President and Chief Executive Officer (principal executive officer)

Dated: August 27, 2002

By:	/s/ BARBARA WORRELL
BARBARA WORRELL Director of Accounting (principal financial and accounting officer)

Dated: August 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ HARRY A. BLAZER
HARRY A. BLAZER, Chairman, President, Chief Executive Officer and Director
August 27, 2002

By:	/s/ CHARLES W. SAPP
CHARLES W. SAPP, Director

August 27, 2002

By:	/s/ DONALD M. PAMENTER
DONALD M. PAMENTER, Director

August 27, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Hurry, Inc.

We have audited the accompanying consolidated balance sheets of Hurry, Inc. and Subsidiaries (formerly Harry’s Farmers Market, Inc. and Subsidiaries) as of January 30, 2002 and January 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2002. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Notes A-1 and A-2 to the consolidated financial statements, the Company sold substantially all of its net operating assets on October 31, 2001, and consequently, the Company has begun cessation of its operations, and intends to liquidate and dissolve as soon as practicable.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurry, Inc. and Subsidiaries (formerly Harry’s Farmers Market, Inc. and Subsidiaries) as of January 30, 2002 and January 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Hurry, Inc. and Subsidiaries, for each of the three years in the period ended January 30, 2002. In our opinion, this schedule presents fairly, in all materials respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
May 29, 2002

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

CONSOLIDATED BALANCE SHEETS

	January 30, 2002	January 31, 2001
ASSETS
CURRENT ASSETS
Cash (Note B)	$5,270,207	$167,475
Cash in escrow (Note A-2)	1,000,000	—
Trade accounts receivable, net of an allowance for doubtful accounts of $0 and $19,155 in 2002 and 2001, respectively	6,504	185,466
Inventories	661,433	8,995,201
Prepaid expenses	88,351	444,790
Receivable for sale of assets	992,984	—
Other current assets	133,134	49,792

Total current assets	8,152,613	9,842,724
PROPERTY AND EQUIPMENT (Note A-5)
Buildings	5,179,079	31,857,603
Equipment	3,403,563	31,631,206
Vehicles	—	184,574

	8,582,642	63,673,383
Accumulated depreciation	(4,380,678)	(36,428,690)

	4,201,964	27,244,693
Land	—	7,223,891

Property and equipment, net of accumulated depreciation	4,201,964	34,468,584
Impairment loss	(3,065,540)	—

	1,136,424	34,468,584
OTHER ASSETS
Deposits on equipment	—	283,134
Loan costs, net of accumulated amortization of $1,306,511 in 2002 and $276,367 in 2001	—	711,942
Other	—	245,791

	—	1,240,867

	$9,289,037	$45,552,175

The accompanying notes are an integral part of these statements.

	January 30, 2002	January 31, 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$299,917	$2,397,901
Accounts payable—trade	1,231,318	6,341,418
Workers’ compensation and general liability insurance	255,699	339,102
Accrued payroll and payroll taxes	82,285	614,307
Sales taxes payable	60,208	201,700
Accrued lease penalties and releases	1,195,550	—
Accrued liquidation costs	274,450	—
Other accrued liabilities	177,686	503,689
Capital distribution payable (Note F)	2,472,879	—

Total current liabilities	6,049,992	10,398,117
LONG—TERM OBLIGATIONS, net of current maturities	—	19,311,905
OTHER NON—CURRENT LIABILITIES	—	486,811
REDEEMABLE PREFERRED STOCK, $9 stated value, 3,000,000 Series AA shares authorized; no shares issued or outstanding	—	—
STOCKHOLDERS’ EQUITY
Common stock:
Class A, No par value, 22,000,000 shares authorized; issued and outstanding, 4,456,875 and 4,139,375 shares in 2002 and 2001 , respectively	34,681,075	34,681,075
Class B, No par value, 3,000,000 shares authorized; issued and outstanding, 2,050,701 in 2002 and 2001	3,936,337	3,936,337
Additional paid-in capital	1,415,027	1,256,902
Accumulated deficit	(36,793,394)	(24,518,972)

Total stockholders’ equity	3,239,045	15,355,342

	$9,289,037	$45,552,175

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended

	January 30, 2002	January 31, 2001	February 2, 2000
Net sales	$98,555,992	$135,953,426	$138,694,861
Cost of goods sold	69,947,385	97,965,043	98,725,697

Gross profit	28,608,607	37,988,383	39,969,164
Operating expenses
Direct store expenses	18,487,055	22,772,158	23,467,781
Selling, general and administrative expenses	11,122,597	13,570,032	12,726,961
Depreciation and other amortization	2,719,007	3,947,360	4,363,641
Impairment loss and termination charges	5,232,112	—	400,000

	37,560,771	40,289,550	40,958,383

Operating loss	(8,952,164)	(2,301,167)	(989,219)
Other income (expense)
Gain on sale of certain assets, net of related expenses (Note A-2)	1,970,898	—	—
Interest expense	(2,991,985)	(3,685,407)	(2,663,571)
Other income	786,398	1,023,846	1,827,434

	(234,689)	(2,661,561)	(836,137)

Loss before provision for accretion of warrants, income taxes and extraordinary items	(9,186,853)	(4,962,728)	(1,825,356)
Provision for accretion of warrants	—	—	122,950

Loss applicable to common shareholders before income taxes and extraordinary items	(9,186,853)	(4,962,728)	(1,948,306)
Income tax benefit	—	—	740,000

Loss applicable to common shareholders before extraordinary items	(9,186,853)	(4,962,728)	(1,208,306)
Extraordinary (loss) gain (net of applicable income taxes of $0 for 2002 and 2001, and $990,000 for 2000)	(614,690)	(287,850)	16,845,197

Net (loss) earnings applicable to common shareholders	$(9,801,543)	$(5,250,578)	$15,636,891

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS—Continued
Years ended

	January 30, 2002	January 31, 2001	February 2, 2000
Net earnings (loss) per common share—basic and diluted:
Loss applicable to common shareholders before extraordinary items	$(1.46)	$(0.80)	$(0.19)
Extraordinary (loss) gain	(0.10)	(0.05)	2.72

Net earnings (loss) applicable to common shareholders	$(1.56)	$(0.85)	$2.53

The accompanying notes are an integral part of these statements.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended January 30, 2002, January 31, 2001 and February 2, 2000

	Common stock Class A		Common stock Class B		Additional paid-in capital	Accumulated deficit	Total equity
	Shares	Amount	Shares	Amount
Balance, February 3, 1999	4,139,375	$34,681,075	2,050,701	$3,936,337	$1,379,852	$(35,028,235)	$4,969,029
Accretion of warrant value	—	—	—	—	(122,950)	—	(122,950)
Net earnings	—	—	—	—	—	15,759,841	15,759,841

Balance, February 2, 2000	4,139,375	34,681,075	2,050,701	3,936,337	1,256,902	(19,268,394)	20,605,920
Net loss	—	—	—	—	—	(5,250,578)	(5,250,578)

Balance, January 31, 2001	4,139,375	34,681,075	2,050,701	3,936,337	1,256,902	(24,518,972)	15,355,342
Issuance of 317,500 shares of Class A, no par stock	317,500	—	—	—	158,125	—	158,125
Capital distribution declared ($0.38 per share)	—	—	—	—	—	(2,472,879)	(2,472,879)
Net loss	—	—	—	—	—	(9,801,543)	(9,801,543)

Balance, January 30, 2002	4,456,875	$34,681,075	2,050,701	$3,936,337	$1,415,027	$(36,793,394)	$3,239,045

The accompanying notes are an integral part of this statement.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended

	January 30, 2002	January 31, 2001	February 2, 2000
Cash flows from operating activities:
Cash received from customers	$98,721,054	$135,888,969	$139,099,821
Cash paid for purchases and operating expenses	(101,278,548)	(131,773,356)	(139,758,884)
Interest paid	(3,241,872)	(3,755,120)	(2,514,335)
Interest received	28,639	743	299

Net cash (used in) provided by operating activities	(5,770,727)	361,236	(3,173,099)

Cash flows from investing activities:
Capital expenditures	(1,352,050)	(458,487)	(1,324,516)
Proceeds from sale of certain assets (Note A-2)	34,553,997	—	—
Proceeds from sale of property and equipment	172,178	59,250	172,065
Proceeds from sale of other assets	—	4,354,625	280,407

Net cash provided by (used in) investing activities	33,374,125	3,955,388	(872,044)

Cash flows from financing activities:
Proceeds from long-term debt	1,014,341	1,127,760	19,500,000
Net payments on line of credit and revolving credit facility	(1,984,145)	(1,647,715)	(2,209,545)
Principal payments on long-term obligations	(20,688,987)	(4,061,127)	(10,591,838)
Payment to buyout redeemable preferred stock	—	—	(2,751,031)
Payment of loan costs	—	—	(1,167,413)
Proceeds from employee stock purchases	158,125	—	—

Net cash (used in) provided by financing activities	(21,500,666)	(4,581,082)	2,780,173

Net increase (decrease) in cash	6,128,261	(264,458)	(1,264,970)
Cash at beginning of year	167,475	431,933	1,696,903

Cash at end of year	$6,270,207	$167,475	$431,933

Supplemental Schedule of Noncash Investing and Financing Activities:
Capital leases	$66,706	$268,591	$—

Capital distribution totaling $2,472,879 was declared in fiscal 2002, but not paid as of January 30, 2002.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
Years ended

	January 30, 2002	January 31, 2001	February 2, 2000
Reconciliation of net earnings (loss) to cash provided by operating activities:
Net earnings (loss), before accretion of warrants	$(9,801,543)	$(5,250,578)	$15,759,841
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operations:
Depreciation and amortization	2,904,752	4,468,571	4,827,254
Amortization of debt discount	—	—	186,823
(Gain) loss on sale of property and equipment	(134,260)	(9,732)	36,820
Gain on sale of certain assets, before related expenses paid (Note A-2)	(4,045,885)	—	—
Impairment loss and termination charges	4,535,540	—	400,000
Extraordinary items	614,690	287,850	(19,193,902)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	165,062	(64,457)	404,960
(Increase) decrease in other receivables	(83,342)	30,927	(4,576)
Decrease (increase) in inventories	2,261,267	1,992,200	(3,849,397)
Decrease (increase) in prepaid expenses	150,153	275,546	(220,793)
Decrease (increase) in deposits on equipment	255,704	(36,262)	(6,415)
Decrease (increase) in other assets	204,497	(119,296)	(77,189)
(Decrease) increase in trade accounts payable	(1,936,869)	(932,037)	(1,455,266)
Increase (decrease) in accrued and other liabilities	(860,493)	(147,329)	139,574
Increase (decrease) in unearned revenue	—	(134,167)	(120,833)

	$(5,770,727)	$361,236	$(3,173,099)

The accompanying notes are an integral part of these statements.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 30, 2002 and January 31, 2001

NOTE A—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Nature of Business

Hurry, Inc. (the “Company”), which was formerly known as Harry’s Farmers Market, Inc., is a corporation formed pursuant to the laws of the State of Georgia. The Company is a retailer in the Atlanta, Georgia metropolitan area of fresh fruits and produce, seafood, poultry and meat, dairy products, baked goods, beer and wine and other assorted grocery items. In connection with the sale of substantially all assets and the assumption of certain related liabilities of the Company, as fully described in Note A-2, the Company began cessation of its operations and intends to liquidate and dissolve as soon as practicable. The Company previously owned as many as three megastores and six convenience stores. In fiscal 2002, the Company sold or closed all its megastores and three of its convenience stores. There were three convenience stores open as of January 30, 2002.

2.    Sale of Substantially All Assets and Assumption of Certain Related Liabilities of the Company

On October 31, 2001, the Company completed the sale (the “Asset Sale”) of substantially all of its assets to Whole Foods Market Group, Inc. (“Whole Foods”), a wholly-owned subsidiary of Whole Foods Market, Inc., pursuant to the terms of an Asset Purchase Agreement dated August 9, 2001 (the “Agreement”). Pursuant to the Agreement, the Company sold its three megastores and support facilities to Whole Foods for a cash purchase price of approximately $35,000,000, subject to certain post-closing adjustments. In addition to the Company’s three megastores and related real estate, Whole Foods purchased the Company’s intellectual property, distribution center, commissary kitchen, bakery and office facilities. In connection with the transaction, Whole Foods assumed certain specified liabilities of the Company. The Company retained all other assets, including its Harry’s In A Hurry stores, and related liabilities.

The Company recorded a receivable of $992,984 related to certain post-closing adjustments pursuant to the Agreement which was collected subsequent to January 30, 2002.

At the time of the closing, $1,000,000 of the purchase price was placed into escrow for: (i) any indemnification claims that may arise against the Company under the terms of the Agreement; (ii) repayment of a post-closing purchase price adjustment based on the net working capital of the purchased assets and (iii) real estate prorations if not otherwise paid in accordance with the terms of the Agreement. The escrow will terminate October 31, 2002, unless any unsettled claims remain pending at that time. Any indemnification claims by the Company or purchase price adjustments in favor of the Company will be paid directly by Whole Foods.

The Company used approximately $23,000,000 of the cash proceeds to pay off and retire its credit facility with its primary senior lender. In addition, the Company used a portion of the proceeds to pay off certain corporate liabilities and transaction expenses.

The Company changed its name from Harry’s Farmers Market, Inc. to Hurry, Inc. after the closing of this transaction.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

3.    Principles of Consolidation

The financial statements include the accounts of Hurry, Inc., and its three wholly owned subsidiaries, Karalea, Inc., Marthasville Trading Company and Roman Properties, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

4.    Revenue Recognition

Revenues from the sale of products are recognized at the point of sale of the Company’s products. Discounts provided to customers at the point of sale are recognized as a reduction in sales as the products are sold.

5.    Inventories

Inventories consist primarily of grocery items and are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.

6.    Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are: buildings, 31-39 years and equipment and vehicles, 3 to 10 years. The portion of depreciation expense attributed to product cost is included with cost of goods sold in the statements of operations. This depreciation expense amounted to $256,163, $521,211 and $463,613, for the years ended January 30, 2002, January 31, 2001 and February 2, 2000, respectively.

Property and equipment are carried at an estimated net realizable value of $1,136,424. The Company recognized a non-cash impairment loss of $3,065,540 in the third and fourth quarters of fiscal 2002 to write down the assets to their estimated net realizable value based on the estimated sales price of the assets less reasonable estimates of additional costs to sell the facility. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company capitalizes purchased software that is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use. Other computer software maintenance costs related to software development are expensed as incurred. Software development costs are amortized using the straight-line method generally over three to five years after being placed in service. The carrying value of software and development costs at January 30, 2002 and January 31, 2001 were $0 and $109,384, respectively.

7.    Loan Costs

Costs of obtaining financing are being amortized over the term of the related loans.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

8.    Advertising Expense

All advertising costs are expensed in the period incurred. Advertising expense for the years ended January 30, 2002, January 31, 2001 and February 2, 2000 was approximately $1,065,000, $1,057,000 and $770,000, respectively.

9.    Income Taxes

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

10.    Stock Based Compensation

The Company’s stock option plans are accounted for under the intrinsic value method in which compensation expense is recognized for the amount, if any, that the fair value of the underlying common stock exceeds the exercise price at the date of grant.

11.    Fiscal Year

The Company is on a 52/53-week fiscal year ending on the Wednesday nearest January 31. Fiscal years 2002, 2001 and 2000 were all 52-week fiscal years.

12.    Earnings Per Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Basic net earnings per common share are based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period, unless such items are antidilutive.

13.    Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

14.     Reclassifications

Certain reclassifications have been made to the fiscal 2001 and 2000 financial statements to conform to the fiscal 2002 presentation.

NOTE B—LIQUIDITY AND OPERATIONAL MATTERS

Subsequent to year end, the Company’s activities have been primarily limited to selling remaining assets, paying creditors, terminating any remaining commercial agreements, relationships and outstanding obligations, and conserving cash. As the Company ceases its operations, its principal cash needs are for rent for the remaining locations and office space, payment of salaries for its remaining employees, satisfaction of tax and similar liabilities and payment of accounting, legal and other costs associated with the liquidation and dissolution of the Company. The Company expects to meet these cash requirements using cash received from sales of its assets and prior operations as well as cash generated by ongoing equipment sales. After adequate provision has been made for payment of all of the Company’s claims and obligations, any remaining cash will be distributed to the Company’s shareholders in one or more liquidating distributions.

The Company has made adjustments in order to state its assets and liabilities at net realizable value as follows:

Write down of property and equipment	$3,065,540
Lease termination charges	1,195,550
Employment contract termination charges	121,000
Legal costs associated with terminations of agreements	153,450

The estimated net realizable value of assets represents management’s best estimate of the recoverable value of the assets, net of selling expenses.

NOTE C—LONG-TERM OBLIGATIONS

On October 31, 2001, the Company used approximately $23,000,000 of the cash proceeds received in the Asset Sale, as discussed in Note A-2, to pay off and retire its credit facility with its primary senior lender.

The Company’s retired credit facility (“Credit Facility”) under the previous credit agreement (“Credit Agreement”), entered into on December 2, 1999 was for a committed amount of up to $24.5 million and consisted of a term loan for $19.5 million and a senior revolving credit facility of up to $5.0 million. The term note and the revolving credit facility were due to mature on November 28, 2002, at which time the remaining unpaid balance were due. Under the Credit Agreement, substantially all of the Company’s assets had been pledged as collateral. In addition, the Credit Agreement included various operational and financial covenants that included, among other things, a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) that the Company was required to achieve and a limitation on the amount of capital expenditures that the Company could spend in any one year.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE C—LONG-TERM OBLIGATIONS—Continued

At January 31, 2001, the Company was in default under certain of the financial covenants. Pursuant to an amendment to the Credit Agreement, the lender agreed to waive the defaults and amend the covenant requirements for fiscal 2002. As of January 30, 2002, in connection with the pay-off and retirement of the Credit Facility, all obligations under the Credit Agreement have been fully satisfied, and the relationship with its primary senior lender has been terminated.

Notes payable at year-end consisted of:

	January 30, 2002	January 31, 2001
Term loan to a financial institution, bearing interest at 17.5%, maturing November 28, 2002. The term loan, which was paid-off in full on October 31, 2001, had been collateralized by substantially all assets of the Company.	$—	$18,100,000
Revolving credit facility to a financial institution, bearing interest at 13%, maturing November 28, 2002. The revolving credit facility, which was paid-off in full on October 31, 2001, had been collateralized by substantially all assets of the Company.	—	1,984,145
PIK note payable to a financial institution, bearing interest at 4.5% maturing November 28, 2002. The PIK note was paid-off in full on October 31, 2001.	—	1,127,760

	—	21,211,905
Capital lease obligations	299,917	497,901

	299,917	21,709,806
Less current maturities	(299,917)	(2,397,901)

	$—	$19,311,905

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE C—LONG-TERM OBLIGATIONS—Continued

Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. The effective interest rate on these leases range from 8% to 12%. Substantially all capital lease obligations, and their associated property and equipment, were terminated and sold in fiscal 2002 and the beginning of fiscal 2003 as the Company winds up its operations. Property and equipment includes the following amounts for leases that have been capitalized:

	January 30, 2002	January 31, 2001
Equipment	$1,444,771	$4,361,312
Accumulated depreciation and impairment write-down	(1,405,682)	(3,207,470)

	$39,089	$1,153,842

Future minimum payments of capital leases as of January 30, 2002, are as follows:

Year Ending 2003	$299,917

NOTE D—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under agreements classified as operating leases. Total rental expense, excluding lease release and prepayment penalties, under all operating lease arrangements was approximately $2,400,000, $2,900,000 and $2,500,000 for the years ended January 30, 2002, January 31, 2001 and February 2, 2000, respectively. Terms of the equipment leases range from four to five years and include an option to terminate at the end of two or three years. At the end of the maximum term, the Company has the option to continue renting the equipment or purchase the equipment at fair market value.

Substantially all equipment operating leases were assumed by Whole Foods in connection with the Asset Sale. Substantially all of the remaining equipment and facility leases were terminated in fiscal 2002 and the beginning of fiscal 2003 in connection with the Company’s intent to liquidate and dissolve the Company. Prepayment penalties and lease release payments totaled approximately $850,000 for fiscal 2002. The future minimum lease payments on leases existing at year end to be paid in fiscal year 2003 are $499,558. The Company also anticipates paying prepayment penalties and lease release payments of $1,195,550 in 2003 related to the termination of the remaining leases. These penalties and release payments have been accrued as of January 30, 2002, as these operations had ceased as of January 31, 2002.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE D—COMMITMENTS AND CONTINGENCIES—Continued

Claims and Litigation

The Company is involved in various claims and litigation that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

NOTE E—RELATED PARTY TRANSACTIONS

In connection with the Asset Sale discussed in Note A-2, Harry A. Blazer, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, entered into a Consulting and Non-Competition Agreement with Whole Foods. Mr. Blazer will act as a consultant to Whole Foods for a period of five years. During the five-year period, Mr. Blazer must be available to assist Whole Foods in the integration of the purchased assets for no more than ten hours per week and no more than a total of 500 hours in the first year, 400 hours in the second year, 300 hours in the third year, 200 hours in the fourth year and 100 hours in the fifth year. In addition, during the five-year period, Mr. Blazer agreed to not compete directly or indirectly against the interests of Whole Foods in the ownership or operation of similar retail entities within 30 miles of any existing Whole Foods Market store and in metropolitan areas that Whole Foods Market presently has locations or intends to enter. In addition to other exceptions, Mr. Blazer is permitted to continue managing the operations of the Harry’s In A Hurry stores. As compensation for these agreements, Whole Foods will pay Mr. Blazer $250,000 per year during the five-year term of the Consulting and Non-Competition Agreement.

NOTE F—CAPITAL DISTRIBUTION

On January 30, 2002, the Company’s Board of Directors declared a capital distribution of $0.38 per share to shareholders of record as of the close of business on February 11, 2002. The total amount of the declared capital distribution of $2,472,879 was paid immediately following the record date. Such amount is in connection with the Asset Sale to Whole Foods and the intended liquidation and dissolution of the Company as described in Notes A-1 and A-2.

NOTE G—IMPAIRMENT LOSS AND TERMINATION CHARGES

During fiscal year 2002, the Company has recognized a impairment loss of the remaining fixed assets of the Company consisting of a write down of the book value of fixed assets of approximately $3,066,000 and $2,166,000 of additional costs anticipated to dispose of these assets and settle lease and employment contracts of which approximately $696,000 had been paid as of year end.

During fiscal year 2000, the Company recognized an impairment loss of $400,000 to write down certain assets held for sale to their estimated net realizable value based on estimated sales price of the assets less estimates of costs to sell.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE H—EXTRAORDINARY ITEMS

Loss on Debt Extinguishment

In connection with the Asset Sale on October 31, 2001, as described in Note A-2, the Company incurred an extraordinary loss of $614,690 on the early repayment of its Credit Facility due to prepayment fees and the write-off of deferred financing costs.

In connection with the first quarter fiscal 2001 sale of the warehouse and distribution facility, the Company incurred an extraordinary loss of $287,850 on the early repayment of the note due to prepayment fees and the write-off of related deferred financing costs.

Gain on Debt Extinguishment

During fiscal 2000, the Company negotiated a redemption with the holders of the Company’s Series AA Redeemable Convertible Preferred Stock, which had a total redemption value of $11.0 million, and certain warrants that could be exercised to purchase shares of Class A common stock for $2.75 million. In addition, during fiscal 2000, the United States Bankruptcy Court approved a settlement with Boston Chicken, Inc. (“BCI”) and Progressive Food Concept, Inc. (“PFCI”) pursuant to which the Company paid $4.0 million for the satisfaction of all debt owed to BCI and PFCI, including $15.5 million of convertible debt, and the termination of warrants for the purchase of two million shares of the Company’s Class A common stock. As a result of these two transactions the Company had an extraordinary gain of approximately $16.8 million, net of applicable income taxes of $990,000, in fiscal 2000. The effective tax rate on the extraordinary gains was only 5.56% due to the Company utilizing net operating loss carryforwards generated in fiscal 2000 and previous periods to offset income taxes attributable to the extraordinary gain. The net income tax expense of $250,000 for fiscal 2000 arises from alternative minimum tax that is not eligible for offset by net operating loss carryforwards.

NOTE I—CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

The Company operates retail grocery stores in the metropolitan Atlanta area. The Company also sells to a limited number of commercial entities and carries trade accounts receivable for these customers. Management continually monitors these receivables to minimize the risk of loss.

The Company’s financial instruments recorded on the balance sheet include cash, accounts receivable, accounts payable and debt. Because of their short maturities, the carrying amount of cash, accounts receivable, accounts payable and debt approximates fair market value.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE J—NET EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	January 30, 2002	January 31, 2001	February 2, 2000
Numerators for basic and diluted net loss per common share
Loss applicable to common shareholders before extraordinary items	$(9,186,853)	$(4,962,728)	$(1,208,306)
Extraordinary (loss) gain	(614,690)	(287,850)	16,845,197

Net (loss) earnings applicable to common shareholders after extraordinary items	$(9,801,543)	$(5,250,578)	$15,636,891

Denominator for basic net loss per common share—weighted average shares outstanding	6,283,049	6,190,076	6,190,076
Effect of dilutive options and warrants	—	—	—

Denominator for diluted net loss per common share—adjusted weighted average shares outstanding	6,283,049	6,190,076	6,190,076

The exchange or exercise of common stock equivalents had no effect on the weighted average shares outstanding or earnings (loss) per share for all years presented because the exercise or exchange would be antidilutive on the earnings (loss) applicable to common shareholders. The Company has 412,505, 1,097,225, and 944,830 options outstanding as of January 30, 2002, and January 31, 2002 and February 2, 2000, respectively, which are potentially dilutive.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE K—EMPLOYEE BENEFIT PLANS

Stock Option Plans

The Company’s board of directors approved stock option plans that cover up to 675,000 shares of common stock. The plans provide for the expiration of options five to ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted.

In addition to the stock option plans, the board of directors periodically approve the grant of options to employees and directors. The board of directors approved the grant of 0, 300,000 and 285,000 options outside of the Company’s stock option plans during fiscal 2002, 2001 and 2000, respectively. During fiscal 2002, 300,000 of these options were exercised, while 10,000, 21,875 and 0 were forfeited during fiscal 2002, 2001 and 2000, respectively. The number of stock options outstanding as of January 30, 2002, January 31, 2001 and February 2, 2000, which were granted outside of the Company’s stock option plans was 323,125, 633,125 and 355,000, respectively.

Due to the sale of substantially all assets of the Company to Whole Foods, and in connection with the Company’s intent to liquidate and dissolve, the Company anticipates that no further options will be granted, and it is the Company’s intent to terminate the stock option plans as soon as practicable.

All stock option transactions for each of the three years in the period ended January 30, 2002, are summarized below:

	January 30, 2002		January 31, 2001		February 2, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,097,225	$1.76	944,830	$2.38	563,940	$3.63
Granted	—	—	340,000	0.54	476,100	1.07
Exercised	(317,500)	0.50	—	—	—	—
Forfeited	(367,220)	3.10	(187,605)	2.64	(95,210)	3.10

Outstanding, end of year	412,505	$1.54	1,097,225	$1.76	944,830	$2.38

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE K—EMPLOYEE BENEFIT PLANS—Continued

Stock Options—Continued

The following table summarizes information about stock options outstanding at January 30, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at January 30, 2002	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at January 30, 2002	Weighted Average Exercise Price
Less than $1.00	263,125	1.1	$0.96	259,792	$0.96
1.00—2.00	49,000	3.6	1.04	35,667	1.03
2.50—3.00	86,180	1.6	2.85	86,180	2.85
6.00	14,200	3.0	6.00	14,200	6.00

	412,505	1.6	$1.59	395,839	$1.56

The Company uses the intrinsic value method in accounting for its stock option plans. In applying this method, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net earnings (loss) and earnings (loss) per share would have resulted in the pro forma amounts indicated below:

		January 30, 2002	January 31, 2001	February 2, 2000
Net earnings (loss)	As reported	$(9,696,014)	$(5,250,578)	$15,636,891
	Pro forma	(9,752,948)	(5,466,484)	15,420,707
Basic net earnings (loss) per common shares	As reported	$(1.54)	$(0.85)	$2.53
	Pro forma	(1.55)	(0.88)	2.49
Diluted net earnings (loss) per common	As reported	$(1.54)	$(0.85)	$2.53
	Pro forma	$(1.55)	$(0.88)	$2.49

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE K—EMPLOYEE BENEFIT PLANS—Continued

Stock Options—Continued

For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	January 30, 2002	January 31, 2001	February 2, 2000
Expected volatility	92.9%	92.9%	78.8%
Risk-free interest rate	5.4%	5.4%	6.5%
Expected option life (years)	9	9	9

Health Care Plan

The Company has a fully insured health care plan that covers all employees who elect to participate. Expenses for this plan charged to operations for the years ended January 30, 2002, January 31, 2001 and February 2, 2000, totaled $805,275, $1,146,286 and $1,035,160, respectively. As the Company winds up its operations, the Company intends to terminate the health care plan as soon as practicable.

Qualified Retirement Plan

The Company has a qualified retirement plan whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Company’s contribution is determined at the discretion of the board of directors. There were no contributions made by the Company during the three years ended January 30, 2002. On April 3, 2002, the Company received a favorable determination letter from the Internal Revenue Service for the termination of the Plan.

Stock Purchase Plan

The Company has an employee stock purchase plan that covers up to 300,000 shares of common stock whereby all employees meeting eligibility requirements based on number of hours worked and length of service may elect to make contributions which are used to purchase shares of the Company’s common stock. The purchase price for shares is 85% of the fair market value of common stock at the end of the purchasing cycle. No shares were purchased by employees under this plan during the three years ended January 30, 2002. As the Company winds up its operations, the Company intends to terminate the employee stock purchase plan as soon as practicable.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE L—INCOME TAXES

The income tax benefit for the year ended February 2, 2000 of $740,000 arose due to the Company being able to recognize current tax benefits to the extent of current tax charges generated from the extraordinary gains.

The Company’s temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance summarized as follows:

	Estimated deferred income tax effect
	January 30, 2002	January 31, 2001
Deferred income tax assets
Net operating loss carryforward	$15,592,000	$12,897,000
Inventories	6,000	91,000
Impairment losses	1,180,000	—
Charitable contributions carryforward	7,000	6,000
Accrued liabilities not deductible until paid	68,000	302,000
Other	—	7,000

Gross deferred income tax assets	16,853,000	13,303,000
Deferred income tax asset valuation allowance	(16,146,000)	(12,482,000)

Net deferred income tax assets	707,000	821,000
Deferred income tax liabilities
Property and equipment	(707,000)	(821,000)

	$—	$—

At January 30, 2002, the Company had net operating loss carryforwards of approximately $40,500,000 available to reduce future taxable income, which expire as follows:

Fiscal Year	Net Operating Loss
2010	$4,857,000
2011	9,822,000
2012	2,564,000
2013	1,051,000
2018	5,824,000
2020	9,382,000
2021	7,000,000

$40,500,000

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE L—INCOME TAXES—Continued

Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended January 30, 2002, January 31, 2001 and February 2, 2000 are as follows:

	January 30, 2002	January 31, 2001	February 2, 2000
Income tax benefit at 34%	(34.0)%	(34.0)%	(34.0)%
State taxes, net of Federal income tax effect	(4.5)	(4.5)	(4.5)
Other	—	—	0.5
Tax benefit of losses not recognized	38.5	38.5	—

Effective tax rate	—%	—%	(38.0)%

NOTE M—SUBSEQUENT EVENTS

On February 7, 2002, the Company completed the sale of one of its convenience stores to MKT 1 for an aggregate purchase price of $900,000 plus a short-term note for $299,422 as payment for the store’s inventory.

In addition, as of March 4, 2002, the Company closed down its two remaining convenience stores, consistent with the Company’s intention to wind up its operations, dissolve its net assets, and liquidate.

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
January 30, 2002 and January 31, 2001

NOTE N—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	May 2, 2001	August 1, 2001	October 31, 2001	January 30, 2002
	(in thousands, except per share data)
Sales	$31,167	$33,266	$29,092	$5,031
Gross profit	$9,513	$9,850	$7,724	$1,521
Earnings (loss) before extraordinary items	$(844)	$(941)	$(7,559)	$157
Extraordinary loss	$—	$—	$—	$(615)
Net loss	$(844)	$(941)	$(7,559)	$(458)
Per share, basic and diluted:
Net (loss) earnings before extraordinary items	$(0.14)	$(0.15)	$(1.20)	$0.03
Extraordinary loss	$—	$—	$—	$(0.10)
Net loss	$(0.14)	$(0.15)	$(1.20)	$(0.07)

	Quarter Ended
	May 3, 2000	August 2, 2000	November 1, 2000	January 31, 2001
	(in thousands, except per share data)
Sales	$34,912	$35,277	$32,432	$33,332
Gross profit	$9,980	$10,032	$9,012	$8,964
Earnings (loss) before extraordinary items	$(873)	$(1,141)	$(1,416)	$(1,533)
Extraordinary loss	$(288)	$—	$—	$—
Net loss	$(1,161)	$(1,141)	$(1,416)	$(1,533)
Per share, basic and diluted:
Net (loss) earnings before extraordinary items	$(0.14)	$(0.18)	$(0.23)	$(0.25)
Extraordinary loss	$(0.05)	$—	$—	$—
Net loss	$(0.19)	$(0.18)	$(0.23)	$(0.25)

HURRY, INC. AND SUBSIDIARIES
(formerly Harry’s Farmers Market, Inc. and Subsidiaries)

SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

For the year ended	Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
January 30, 2002	Allowance for doubtful accounts receivable	$19,155	$—	$19,155	$—
	Valuation allowance—Deferred tax asset	$12,482,000	$3,644,000	$—	$16,126,000

January 31, 2001	Allowance for doubtful accounts receivable	$19,155	$—	$—	$19,155
	Valuation allowance—Deferred tax asset	$10,731,000	$1,751,000	$—	$12,482,000

February 2, 2000	Allowance for doubtful accounts receivable	$8,118	$11,037	$—	$19,155
	Valuation allowance—Deferred tax asset	$13,713,000	$—	$2,982,000	$10,731,000