Form 10-Q
period 2002-05-01
HURRY INC
filed 2002-09-16
CIK 899755

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended May 1, 2002

Commission File Number: 0-21486

Hurry, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2037452
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

P. O. Box K, Ellijay, Georgia	30540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 393-1294

N/A
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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common	4,456,875
Class	Outstanding at September 16, 2002

Class B Common	2,050,701
Class	Outstanding at September 16, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Hurry, Inc. and Subsidiaries

Consolidated Balance Sheets

Amounts in thousands	(Unaudited)
	May 1, 2002	January 30, 2002
ASSETS

CURRENT ASSETS
Cash	$2,574	$5,270
Cash in escrow	750	1,000
Accounts receivable, net of allowance	63	7
Inventories	—	661
Prepaid expenses	157	89
Receivable for sale of assets	—	993
Other current assets	—	133

Total current assets	3,544	8,153

PROPERTY AND EQUIPMENT
Buildings	—	5,179
Equipment	—	3,404

	—	8,583
Accumulated depreciation	—	(4,381)

Property and equipment, net of accumulated depreciation	—	4,202
Impairment loss	—	(3,066)

Total property and equipment	—	1,136

Total assets	$3,544	$9.289

See accompanying notes to financial statements.

Hurry, Inc. and Subsidiaries

Consolidated Balance Sheets

Amounts in thousands	(Unaudited)
	May 1, 2002	January 30, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations	$—	$300
Accounts payable – trade	327	1,231
Workers’ compensation and general liability insurance	177	256
Accrued payroll and payroll taxes payable	1	82
Sales taxes payable	—	60
Accrued lease penalties and releases	—	1,196
Accrued liquidation costs	116	274
Other accrued liabilities	176	178
Capital distribution payable	—	2,473

Total current liabilities	797	6,050

STOCKHOLDERS’ EQUITY
Common Stock – Class A	34,681	34,681
Common Stock – Class B	3,936	3,936
Additional paid-in capital	1,415	1,415
Accumulated deficit	(37,285)	(36,793)

Total stockholders’ equity	2,747	3,239

Total liabilities and stockholders’ equity	$3,544	9,289

See accompanying notes to financial statements.

Hurry, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Amounts in thousands, except per share date	For the Thirteen Weeks Ended
	May 1, 2002		May 2, 2001
Net sales	$941	100.0%	$31,167	100.0%
Cost of goods sold	753	80.0	21,654	69.5

Gross profit	188	20.0%	9,513	30.5%

Operating expenses
Direct store expenses	394	41.9	5,538	17.8
Selling, general & administrative expenses	328	34.9	3,177	10.2
Depreciation and other amortization	—	—	881	2.8

Total operating expenses	722	76.8%	9,596	30.8

Operating loss	(534)	(56.8)	(83)	(0.3)
Interest expense	—	—	(969)	(3.1)
Interest income	13	1.4	—	—
Other (income) expense	(10)	(1.1)	208	0.7
Gain on sale of assets	39	4.1	—	—

Loss applicable to common shareholders before income taxes	(492)	(52.4)	(844)	(2.7)

Income tax expense	—	—	—	—
Net loss applicable to common shareholders	$(492)	(52.4)%	$(844)	(2.7)%

Net loss per common share – basic:	$(0.08)		$(0.14)

See accompanying notes to financial statements.

Hurry, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Amounts in thousands, except per share data	For the Thirteen Weeks Ended,
	May 1, 2002	May 2, 2001
Changes in cash

Cash flows from operating activities:
Net loss	$(492)	$(844)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	—	975
Gain on sale of assets	(39)	—
Decrease (increase) in accounts receivables	(56)	(58)
Increase in other receivable	—	(1)
Decrease (increase) in inventories	661	(43)
Increase in prepaid expenses	(68)	(227)
Decrease in deposits	—	8
Decrease in loan costs	—	(65)
Decrease (increase) in other current assets	133	(2)
Increase (decrease) in accounts payable	(904)	574
Increase (decrease) in accrued liabilities	(1,576)	63

Net cash (used in) provided by operating activities	(2,341)	380

Cash flows from investing activities:
Capital expenditures	—	(383)
Proceeds from sale of assets	1,175	—
Receipts on receivable for sale of assets	993	—

Net cash provided by (used in) investing activities	2,168	(383)

Cash flows from financing activities:
Net proceeds (payments) on revolving credit facility	—	558
Principal payments on long-term obligations	(300)	(599)
Dividend distribution	(2,473)	—

Net cash used in financing activities	(2,773)	(41)

Net decrease in cash	(2,946)	(44)

Cash at beginning of period	6,270	167

Cash at end of period	$3,324	$123

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
May 1, 2002

NOTE A — Basis of Presentation

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of May 1, 2002, and the results of operations and cash flows for the thirteen weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended January 30, 2002, included in the Company’s Annual Report on Form 10-K filed by the Company.

NOTE B — Earnings Per Share

Basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is not disclosed because the effect of the exchange or exercise of common stock equivalents would be antidilutive. The following table sets forth the computation of basic loss per share.

	May 2, 2002	May 1, 2001
Numerator for basic net loss per common share:
Loss applicable to common shareholders	$(492)	$(844)

Denominator for basic net loss per common share:
Weighted average shares outstanding	6,508	6,190

NOTE C — Claims and Litigation

The Company is involved in various claims and litigation that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

NOTE D — Liquidity and Operational Matters

The Company’s activities have been primarily limited to selling remaining assets, paying creditors, terminating any remaining commercial agreements, relationships and outstanding obligations, and conserving cash. As the Company has ceased its operations, its principal cash needs are for payment of salaries for its remaining employees, satisfaction of tax and similar liabilities and payment of accounting, legal and other costs associated with the liquidation and dissolution of the Company. The Company expects to meet these cash requirements using cash received from sales of its assets. After adequate provision has been made for payment of all of the Company’s claims and obligations, any remaining cash will be distributed to the Company’s shareholders in one or more liquidating distributions.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended May 1, 2002 (the “First Quarter of Fiscal 2003”) compared to Thirteen Weeks Ended May 2, 2001 (the “First Quarter of Fiscal 2002”).

Net sales for the First Quarter of Fiscal 2003 were approximately $0.9 million, compared to approximately $31.2 million for the First Quarter of Fiscal 2002. The decrease is attributable to the sale of the Company’s three megastores to Whole Foods Market Group, Inc. on October 31, 2001, the sale of the Ponce de Leon store to MKT 1, Inc. on February 7, 2002, the closing of the Dunwoody, Buckhead and Peachtree stores in September, October and December of 2001, respectively, and the closing of the Roswell Road and Akers Mill stores on March 3, 2002. As of March 3, 2002, the Company ceased all retail operations.

Gross profits in the First Quarter of Fiscal 2003 were approximately $0.2 million or 20.0% of net sales, compared to approximately $9.5 million or 30.5% of net sales in the First Quarter of Fiscal 2002. The reduction in gross profit is attributable to the sales and closings of stores referred to above, which resulted in sales at less than normal retail rates in order to liquidate the inventory as necessary.

Direct store expenses decreased to approximately $0.4 million or 41.9% of net sales in the First Quarter of Fiscal 2003 compared to approximately $5.5 million or 17.8% of net sales in the First Quarter of Fiscal 2002. Direct store expenses decreased due to the sales and closings of the Company’s remaining stores. However, the increase as a percentage of net sales is due to fixed obligations remaining after the stores were closed, reduced prices in an effort to liquidate inventory, and the overall costs of ceasing operations.

Selling, general and administrative expenses decreased to approximately $0.3 million or 34.9% of net sales in the First Quarter of Fiscal 2003 compared to approximately $3.2 million or 10.2% of net sales in the First Quarter of Fiscal 2002. The decrease is due to the sale to Whole Foods that resulted in the reduction of corporate overhead. However, the increase as a percentage of net sales is due to the fact that the sales from the remaining two stores for one month of the First Quarter of Fiscal 2003 were not sufficient to support the minimum overhead required of the Company, which included salaries, taxes, general insurance and shareholder services.

There was no depreciation or amortization for the First Quarter of Fiscal 2003 because the Company sold all its remaining fixed assets during the First Quarter of Fiscal 2003. Depreciation and amortization in the First Quarter of Fiscal 2002 was approximately $0.9 million or 2.8% of net sales.

The Company had no interest expense in the First Quarter of Fiscal 2003 because the Company paid all its outstanding debt obligations from the proceeds from the sale of its assets. Interest expenses in the First Quarter of Fiscal 2002 was $1.0 million or 3.1% of net sales.

Other income (expense) decreased to approximately $10,000 or (1.1)% of net sales during the First Quarter of Fiscal 2003, from approximately $0.2 million or 0.7% of net sales in the First Quarter of Fiscal 2002. During the First Quarter of Fiscal 2002, other income included rent from tenants of the Cobb Crossing shopping center that the Company sold in October 2001 as part of the Whole Foods transaction.

As a result of the above, the Company had a net loss applicable to common shareholders for the First Quarter of Fiscal 2003 of approximately $0.5 million or $(0.08) per common share – basic, compared to a loss applicable to common shareholders of approximately $0.8 million or $(0.14) per common share – basic, during the First Quarter of Fiscal 2002.

For the First Quarters of Fiscal 2003 and 2002, the Company did not record an income tax benefit The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $40.5 million that may be applied against future earnings.

Liquidity and Capital Resources

As the Company winds up its operations, its principal cash needs are for payment of salaries for its remaining two employees, satisfaction of tax and similar liabilities, and payment of accounting, legal and other costs associated with the liquidation and dissolution of the Company. The Company expects to meet these cash requirements using cash it has from sales of its assets and prior operations. After adequate provision has been made for payment of all of the Company’s claims and obligations, remaining cash, if any, will be distributed to the Company’s shareholders in one or more liquidating distributions.

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, business strategy, financing sources and capital structure, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: economic conditions, changes in the rate of inflation, changes in state or federal legislation or regulation, unavailability of financings, interest rates, the impact of litigation and other uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

From time to time the Company is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date, and the Company does not believe that the outcome of any existing lawsuits will have a material adverse effect on its business or financial condition. Notwithstanding the aforementioned, on August 27, 2002, a suit was filed in the Superior Court of Fulton County, State of Georgia against the Company by RESAM Systems, Inc. (“Resam”). Resam, a former consultant to the Company, has alleged that, pursuant to an Assignment Agreement between the parties, the Company owes it certain unspecified amounts related to the transfer of certain computer programs developed by Resam for the Company. The Company does not believe any amounts are due Resam under the terms of the Assignment Agreement or otherwise and intends to vigorously defend all charges brought by Resam. However, there can be no assurances that an outcome adverse to the Company will not have a material adverse effect on the financial condition of the Company.

ITEM 2.    Changes in Securities

There has been no material modification in the instruments defining the rights of shareholders during the First Quarter of Fiscal 2003. None of the rights evidenced by the shares of the Company’s common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.    Defaults Upon Senior Securities

None

ITEM 4.    Submission of Matters to a Vote of Security Holders

None

ITEM 5.    Other Information

None

ITEM 6.    Exhibits and Reports on form 8-K

(a)  Exhibits: None

(b)  The Company filed a report on Form 8-K on February 14, 2002 in connection with its distribution of $0.38 per share to shareholders of record as of February 11, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 16, 2002	HURRY, INC. By: /s/ HARRY A. BLAZER Harry A. Blazer Chairman, President and Chief Executive Officer (principal executive officer)

Date: September 16, 2002	By: /s/ BARBARA N. WORRELL Barbara N. Worrell Principal Financial Officer (principal financial and accounting officer)