Form 10-Q
period 2002-07-31
HURRY INC
filed 2002-09-16
CIK 899755

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended July 31, 2002

Commission File Number: 0-21486

Hurry, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2037452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box K, Ellijay, Georgia	30540
(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Class	4,456,875 Outstanding at September 16, 2002

Class B Common Class	2,050,701 Outstanding at September 16, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Hurry, Inc. and Subsidiaries

Consolidated Balance Sheets

Amounts in thousands	(Unaudited) July 31, 2002	January 30, 2002
ASSETS

CURRENT ASSETS
Cash	$2,416	$5,270
Cash in escrow	750	1,000
Accounts receivable, net of allowance	63	7
Inventories	—	661
Prepaid expenses	307	89
Receivable for sale of assets	—	993
Other current assets	—	133

Total current assets	3,536	8,153

PROPERTY AND EQUIPMENT
Buildings	—	5,179
Equipment	—	3,404
Vehicles	—	—

	—	8,583
Accumulated depreciation	—	(4,381)

Property and equipment, net of accumulated depreciation	—	4,202
Impairment loss	—	(3,066)

Total property and equipment	—	1,136

Total assets	$3,536	$9,289

See accompanying notes to financial statements.

Hurry, Inc. and Subsidiaries

Consolidated Balance Sheets

Amounts in thousands	(Unaudited) July 31, 2002	January 30, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations	$—	$300
Accounts payable – trade	197	1,231
Workers’ compensation and general liability insurance	170	256
Accrued payroll and payroll taxes payable	3	82
Sales taxes payable	—	60
Accrued lease penalties and releases	—	1,196
Accrued liquidation costs	111	274
Other accrued liabilities	95	178
Capital distribution payable	—	2,473

Total current liabilities	576	6,050

STOCKHOLDERS’ EQUITY
Common Stock – Class A	34,681	34,681
Common Stock – Class B	3,936	3,936
Additional paid-in capital	1,415	1,415
Accumulated deficit	(37,072)	(36,793)

Total stockholders’ equity	2,960	3,239

Total liabilities and stockholders’ equity	$3,536	$9,289

See accompanying notes to financial statements.

Hurry, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Amounts in thousands, except per share data	For the Thirteen Weeks Ended,
	July 31, 2002	August 1, 2001
Net sales	$—	$33,266	100.0%
Cost of goods sold	—	23,416	70.4

Gross profit	—	9,850	29.6

Operating expenses
Direct store expenses	34	5,755	17.3
Selling, general & administrative expenses	100	3,442	10.3
Depreciation and other amortization	—	882	2.7

Total operating expenses	134	10,079	30.3

Operating income (loss)	(134)	(229)	(0.7)

Interest expense	—	(954)	(2.9)
Interest income	11	—	—
Other income (expense)	(10)	242	0.7
Gain on sale of assets	346	—	—

Income (loss) applicable to common shareholders before income taxes	213	(941)	(2.9)

Income tax expense	—	—	—

Net earnings (loss) applicable to common shareholders	$213	$(941)	(2.9)%

Net earnings (loss) per common share – basic and diluted	$0.03	$(0.15)

See accompanying notes to financial statements.

Hurry, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Amounts in thousands, except per share data	For the Twenty-Six Weeks Ended,
	July 31, 2002		August 1, 2001
Net sales	$941	100.0%	$64,433	100.0%
Cost of goods sold	753	80.0	45,070	69.9

Gross profit	188	20.0%	19,363	30.1%

Operating expenses
Direct store expenses	428	45.5	11,293	17.5
Selling, general & administrative expenses	428	45.5	6,619	10.3
Depreciation and other amortization	—	—	1,763	2.7

Total operating expenses	856	91.0%	19,675	30.5%

Operating loss	(668)	(71.0)	(312)	(0.4)
Interest expense	—	—	(1,923)	(3.0)
Interest income	24	2.5	—	—
Other income (expense)	(20)	(2.1)	450	0.7
Gain on sale of assets	385	40.9	—	—

Loss applicable to common shareholders before income taxes	(279)	(29.7)	(1,785)	(2.7)

Income tax expense	—	—	—	—

Net loss applicable to common shareholders	$(279)	(29.7)%	$(1,785)	(2.7)%

Net loss per common share – basic and diluted	$(0.04)		$(0.29)

See accompanying notes to financial statements.

Hurry, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Amounts in thousands, except per share data	For the Twenty-Six Weeks Ended,
	July 31, 2002	August 1, 2001
Changes in cash

Cash flows from operating activities:
Net loss	$(279)	$(1,785)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	—	1,941
Gain on sale of assets	(385)	(32)
Increase in accounts receivables	(56)	(39)
Increase in other receivables	—	(14)
(Increase) decrease in inventories	661	(339)
Increase in prepaid expenses	(218)	(116)
Decrease in deposits	—	25
Increase in loan costs	—	(672)
Decrease in other current assets	133	27
Increase (decrease) in accounts payable	(1,034)	962
Increase (decrease) in accrued liabilities	(1,667)	1,169

Net cash (used in) provided by operating activities	(2,845)	1,127

Cash flows from investing activities:
Capital expenditures	—	(887)
Proceeds from sale of assets	1,175	70
Receipts from receivable for sale of assets	993	—
Working capital adjustment	346	—

Net cash provided by (used in) investing activities	2,514	(817)

Cash flows from financing activities:
Net proceeds on revolving credit facility	—	712
Principal payments on long-term obligations	(300)	(1,156)
Dividend distribution	(2,473)	—

Net cash used in financing activities	(2,773)	(444)

Net decrease in cash	(3,104)	(134)

Cash at beginning of period	6,270	167

Cash at end of period	$3,166	$33

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
July 31, 2002

NOTE A – Basis of Presentation

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of July 31, 2002, and the results of operations and cash flows for the twenty-six weeks then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 30, 2002 included in the Company’s Annual Report on Form 10-K filed by the Company.

NOTE B – Earnings Per Share

Basic net earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share are based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period. The following table sets forth the computation of basic and diluted earnings (loss) per share.

For the thirteen weeks ended:

	July 31, 2002	August 1, 2001
Numerator for basic and diluted loss per common share

Earnings (loss) applicable to common shareholders	$213	$(941)

Denominator for basic and diluted earnings (loss) per common share:
Weighted average shares outstanding	6,508	6,190
Effect of assumed conversion of debt and preferred stock	—	—

Denominator for diluted earnings (loss) per common share – adjusted weighted average shares outstanding	6,508	6,283

Basic and diluted earnings (loss) per share	$0.03	$(0.15)

For the twenty-six weeks ended:

	August 1, 2001	August 1, 2001
Numerator for basic and diluted net loss per common share

Loss applicable to common shareholders	$(279)	$(1,785)

Denominator for basic and diluted net loss per common share:

Weighted average shares outstanding	6,508	6,190
Effect of dilutive options and warrants	—	—

Denominator for diluted net loss per common share – adjusted weighted average shares outstanding	6,508	6,190

Basic and diluted earnings (loss) per share	$(0.04)	$(0.29)

NOTE C – Claims and Litigation

The Company is involved in various claims and litigation, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to current outstanding actions will not materially affect the financial position of the Company.

NOTE D – Liquidity and Operational Matters

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended July 31, 2001 (the “Second Quarter of Fiscal 2003”) compared to Thirteen Weeks Ended August 1, 2001 (the “Second Quarter of Fiscal 2002”).

The Company did not have any sales during the Second Quarter of Fiscal 2003 because all the Company’s stores had been sold or closed during the first quarter of fiscal 2003. Net sales were approximately $33.3 million for the Second Quarter of Fiscal 2002.

Because the Company did not have any net sales in the Second Quarter of Fiscal 2003, it did not have any gross profits for such period. Gross profits in the Second Quarter of Fiscal 2002 were approximately $9.9 million or 29.6% of net sales.

Direct store expenses decreased to approximately $0.03 million in the Second Quarter of Fiscal 2003 as a result of store closings compared to approximately $5.8 million or 17.3% of net sales in the Second Quarter of Fiscal 2002. Direct store expenses for the Second Quarter of Fiscal 2003 primarily related to the Company’s occupation of the closed Dunwoody location through May 2002 as a place from which the Company could store and sell its equipment.

Selling, general and administrative expenses for the Second Quarter of Fiscal 2003 were $0.1 million compared to $3.4 million or 10.3% of sales in the Second Quarter of Fiscal 2002. Selling, general and administrative expenses for the Second Quarter of Fiscal 2003 primarily related to salaries for remaining employees during the period, insurance costs, and fees associated with termination of the Company’s 401(k) plan.

Because the Company previously sold all its remaining fixed assets, the Company did not record any depreciation or amortization for the Second Quarter of Fiscal 2002. Depreciation and amortization was $0.9 million or 2.7% of sales for the Second Quarter of Fiscal 2002.

Due to the reasons set forth above, the Company had an operating loss of approximately $0.1 million during the Second Quarter of Fiscal 2003 compared to an operating loss of approximately $0.2 million or (0.7%) of net sales in the Second Quarter of Fiscal 2002.

The Company had no interest expense in the Second Quarter of Fiscal 2003 due to the fact that all outstanding debt obligations were paid off with the proceeds from the sale of assets in previous periods. Interest expense during the Second Quarter of Fiscal 2001 was approximately $1.0 million or 2.9% of net sales.

The Company had a $0.35 million gain on the sale of assets during the Second Quarter of Fiscal 2003, primarily due to an additional payment made by Whole Foods under the working capital calculation from the October 31, 2001 sale of assets.

For the Second Quarters of Fiscal 2003 and 2002, no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $40.5 million as of the end of the Second Quarter of Fiscal 2003 that may be applied against future earnings.

As a result of the above, the Company had a net gain applicable to common shareholders for the Second Quarter of Fiscal 2002 of approximately $0.2 million or $0.03 per common share – basic, compared to a net loss applicable to common shareholders of approximately $(0.9) million or $(0.15) per common share – basic, during the Second Quarter of Fiscal 2002.

Twenty-Six Weeks Ended July 31, 2002 (the “First Half of Fiscal 2003”) compared to Twenty-Six Weeks Ended August 1, 2001 (the “First Half of Fiscal 2002”).

Net sales for the First Half of Fiscal 2003 were approximately $0.9 million compared to approximately $64.4 million for the First Half of Fiscal 2002. The decrease is attributable to the sale of the Company’s three megastores to Whole Foods Market Group, Inc. on October 31, 2001, the sale of the Ponce DeLeon store to MKT 1, Inc. on February 7, 2002, the closing of the Dunwoody, Buckhead and Peachtree stores in September, October and December of 2001, respectively, and the closing of the Roswell Road and Akers Mill stores on March 3, 2002. As of March 3, 2002, the Company ceased all retail operations.

Gross profits in the First Half of Fiscal 2003 decreased to approximately $0.2 million or 20.0% of net sales, compared to approximately $19.4 million or 30.1% of net sales in the First Half of Fiscal 2002. The reduction in gross profit is attributable to the sales and closings of stores referred to above, which resulted in sales at less than normal retail rates in order to liquidate the inventory as necessary.

Direct store expenses decreased to approximately $0.4 million or 45.5% of net sales in the First Half of Fiscal 2003 compared to approximately $11.3 million or 17.5% of net sales in the First Half of Fiscal 2002. Direct store expenses decreased due to the sales and closings of the Company’s remaining stores.

Selling, general and administrative expenses for the First Half of Fiscal 2003 were $0.4 million or 45.5% of net sales compared to approximately $6.6 million or 10.3% of sales in the First Half of Fiscal 2002. The decrease is primarily due to the sale to Whole Foods that resulted in the reduction of corporate overhead.

Because the Company previously sold all its remaining fixed assets, the Company did not record any depreciation and amortization during the First Half of Fiscal 2003. Depreciation and amortization for the First Half of Fiscal 2002 was approximately $1.8 million or 2.7% of sales.

Due to the reasons set forth above, the Company had an operating loss of approximately $(0.7) million or (71.0)% of net sales during the First Half of 2003 compared to an operating loss of approximately $(0.3) million or (0.4)% of net sales in the First Half of Fiscal 2002.

There was no interest expense in the First Half of Fiscal 2003 because the Company paid all its outstanding debt obligations from the proceeds from the sale of assets in previous periods. However interest expense in the First Half of Fiscal 2002 was approximately $1.9 million or 3.0% of net sales.

Other income was approximately $0.4 million or 41.3% of net sales during the First Half of Fiscal 2002, compared to $0.2 million or 0.7 % of net sales in the First Half of Fiscal 2002. This was primarily the result of additional payment by Whole Foods under the working capital calculation from the October 31, 2001 sale of assets.

For the First Half of Fiscal 2003 and 2002, no income tax provision was necessary. The Company has unrecognized net operating loss carry forwards for financial purposes of approximately $40.5 million as of the end of the First Half of Fiscal 2003 that may be applied against future earnings.

As a result of the above, the Company had a net loss applicable to common shareholders for the First Half of Fiscal 2003 of approximately $(0.3) million or $(0.04) per common share – basic, compared with a net loss applicable to common shareholders of approximately $(1.8) million or $(0.29) per common share – basic, during the First Half of Fiscal 2002.

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

ITEM 2.    Changes in Securities

There been no material modification in the instruments defining the rights of shareholders during the Second Quarter of Fiscal 2003. None of the rights evidenced by the shares of the Company’s common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.    Defaults Upon Senior Securities

None

ITEM 4.    Submission of Matters to a Vote of Security Holders.

None

ITEM 5.    Other Information

None

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits: None

(b)    The Company did not file any reports on Form 8-K during the second quarter ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 16, 2002	HURRY, INC By: /S/ HARRY A. BLAZER Harry A. Blazer Chairman, President and Chief Executive Officer (principal executive officer)

Dated: September 16, 2002	By: /S/ BARBARA WORRELL Barbara Worrell Principal Financial Officer (principal financial and accounting officer)